Form 10QSB
period 1995-07-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1995-09-14
CIK 804368

FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended July 31, 1995.

[   ]  Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
       Exchange Act of 1934 Commission file number for the transition period from _________________ to ____________

                   NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)


           Delaware                                             86-0460312
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

              Suite 1750
       3200 North Central Avenue
           Phoenix, Arizona                                       85012
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:                 (602) 230-7575


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

The number of shares of the Issuer's Common Stock outstanding at September 8, 1995 was 2,081,818 Shares.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements

                 Consolidated Balance Sheet at July 31, 1995                 3

                 Consolidated Statements of Operations for the
                   three months ended July 31, 1995 and 1994
                   and for the six months ended July 31, 1995
                   and 1994                                                  4

                 Consolidated Statements of Cash Flows for the
                   six months ended July 31, 1995 and 1994.                  5

                 Notes to  Consolidated Financial Statements                 6

         ITEM 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                      9

         ITEM 4. Submission of Matters to Vote of Security Holders          13


PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                           13


         Signatures                                                         14

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET - JULY 31, 1995
                                   Unaudited



                                 ASSETS                           July 31, 1995
                                                                  -------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                $ 1,407,603
  Accounts receivable, less allowance for doubtful
    accounts of $612,432 (Note 2)                                     6,022,248
  Prepaid expenses and supplies                                         620,445
                                                                    -----------
        Total current assets                                          8,050,296

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, less
  accumulated amortization of $ 813, 966                                832,184
                                                                    -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                  1,382,288
  Office furniture and equipment                                        397,533
  Leasehold improvements                                                 34,957
                                                                    -----------
        Total property and equipment                                  1,814,778

  Less-accumulated depreciation and amortization                       (857,446)
                                                                    -----------
        Net property and equipment                                      957,332
                                                                    -----------
  Excess purchase price over related net
    assets acquired                                                     593,204

  Other Assets                                                          166,715
                                                                    -----------
                                                                    $10,599,731
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of notes payable and obligations
    under capital leases (Note 2)                                   $ 1,642,616
  Accounts payable                                                      943,296
  Accrued liabilities  (Note 3)                                       3,442,017
  Deferred revenues                                                   2,410,899
                                                                    -----------
        Total current liabilities                                     8,438,828
                                                                    -----------
NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES,
  excluding current installments (Note 2)                               296,377
                                                                    -----------
DEFERRED REVENUES                                                       273,164
                                                                    -----------
COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 1,000,000
     shares authorized, 125,000 issued and outstanding -
     liquidation preference over common stockholders of
     $2.40 per share                                                        125
  Common stock, $.001 par value, 5,000,000
     shares authorized, 2,081,818 shares issued and
     outstanding                                                          1,896
  Capital contributed in excess of par value                          3,442,196
  Accumulated deficit                                                (1,849,290)
  Less treasury stock, 1,784 shares at cost                              (3,565)
                                                                    -----------
        Net stockholders' equity                                      1,591,362
                                                                    -----------
                                                                    $10,599,731
                                                                    ===========
              See accompanying notes to the financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited



                                                 Three Months Ended July 31,       Six Months Ended July 31,
                                                 ---------------------------       -------------------------
                                                     1995          1994                1995          1994
                                                     ----          ----                ----          ----
REVENUES:
  Initial license fees                           $ 2,476,015   $ 1,850,216         $ 4,952,271   $ 3,478,456
  Support,  marketing services and material sales  1,631,205     1,697,268           3,382,744     3,337,902
                                                 -----------   -----------         -----------   -----------
     Total revenues                                4,107,220     3,547,484           8,335,015     6,816,358
                                                 -----------   -----------         -----------   -----------

OPERATING EXPENSES:
  Cost of license fees                               587,549       441,002           1,385,683       925,192
  Cost of marketing services and materials sold      370,657       409,354             664,751       845,872
  Selling, product support and development         2,136,409     1,858,204           4,488,092     3,594,620
  General and administrative                         563,450       447,842             954,343       783,455
  Depreciation and amortization                      221,792       124,293             401,664       203,146
  Provision for doubtful accounts                     26,500        66,422              71,500       122,822
                                                 -----------   -----------         -----------   -----------
     Total operating expenses                      3,906,357     3,347,117           7,966,033     6,475,107
                                                 -----------   -----------         -----------   -----------
Income before income taxes                           200,863       200,367             368,982       341,251

Income taxes  (Note 5)                                  --            --                  --            --
                                                 -----------   -----------         -----------   -----------
NET INCOME                                       $   200,863   $   200,367         $   368,982   $   341,251
                                                 ===========   ===========         ===========   ===========
    Net income per common share                  $      0.09   $      0.08         $      0.16   $      0.14
                                                 ===========   ===========         ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                2,343,593     2,468,484           2,353,938     2,472,692
                                                 ===========   ===========         ===========   ===========


              See accompanying notes to the financial statements.


           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited



                                                                    Six Months Ended July 31,
                                                                    --------------------------
                                                                        1995          1994
                                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   368,982    $   341,251
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                  401,664        203,146
         Provision for doubtful accounts                                 71,500        122,822
         (Increase) decrease in accounts receivable                  (1,408,209)    (1,594,188)
         (Increase) decrease in prepaid expenses and supplies          (329,117)       (46,512)
         Increase (decrease) in accounts payable                       (379,939)      (245,785)
         Increase (decrease) in accrued liabilities                   1,112,704        520,366
         Increase (decrease) in deferred revenues                       358,310        244,767
                                                                    -----------    -----------
            Net cash provided by (used in) operating activities         195,895       (454,133)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (77,481)       (26,668)
    Increase in capitalized software development costs                 (268,410)      (135,519)
    Increase in other assets                                            (18,562)          --
                                                                    -----------    -----------
            Net cash used in investing activities                      (364,453)      (162,187)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) from borrowings on credit line(s)            (500,000)       750,000
  Principal payments on notes payable and lease obligations            (154,604)      (197,539)
  Proceeds from note payable                                            750,000           --
                                                                    -----------    -----------
           Net cash provided by  financing activities                    95,396        552,461
                                                                    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (73,162)       (63,859)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,480,765      1,199,597
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,407,603    $ 1,135,738
                                                                    ===========    ===========


              See accompanying notes to the financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

                                 July 31, 1995

Note 1
------

The consolidated financial statements, which include the accounts of National Health Enhancement Systems, Inc. and its wholly owned subsidiaries (collectively the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly financial position, results of operations, and cash flows for the periods presented.

Certain financial statement items from prior periods have been reclassified to be consistent with the current period financial statement presentation. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Company's Annual Report on Form 10-KSB filed for the fiscal year ended January 31, 1995 with the Securities and Exchange Commission.

The results of operations for the six month period ended July 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2
------

   Notes Payable and Obligations Under Capital Leases:
                                                                                   July 31,1995
                                                                                   ------------
   Bank line of credit, interest at the bank's prime rate payable
     monthly (see below)                                                             $  500,000

   Note payable, interest at prime rate plus                                            750,000
     5% with a floor of 14% (see below)

   Note payable  to bank,  interest  at the  bank's  prime rate plus 3.0%, matures October 1995, guaranteed by two officers of FSG, secured
     by, FSG accounts receivable and equipment                                            3,200

   Note payable to preferred stockholder, interest at 12% matures October
     1995, unsecured                                                                     84,151

  Obligations under capital leases, interest rates ranging from 11% to 28%,
    maturities through November 1999, secured by computer                               601,642
    and other equipment                                                               ---------
                                                                                      1,938,993

Less Current installments                                                            (1,642,616)
                                                                                      ---------
                                                                                     $  296,377
                                                                                      =========


           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

At January 31, 1995, the Company was not in compliance with certain covenants under its two $500,000 lines of credit agreements with its bank. The bank waived compliance with these covenants through the maturity dates of these agreements (May 1995). The aggregate amount available under the two lines of credit was reduced from $1 million at January 31, 1995 to $500,000 at July 31, 1995 due to expiration of one of the lines. The remaining line of credit bears interest at prime plus 1% (with a 7.5% floor) payable monthly, and is due on demand. The bank line of credit is collateralized by a $500,000 deposit with the bank. The deposit is included in cash and cash equivalents in the accompanying consolidated financial statements.

In July 1995 the Company issued a promissory note to a third party lender in the amount of $750,000. The note bears interest at prime plus 5% with a floor of 14%. Monthly principal payments of $93,750 plus interest payments are due and payable beginning September 15, 1995. The note matures on April 15, 1996 and is secured by accounts receivable.

Future maturities of notes payable and obligations under capital leases are as follows as of July 31, 1995:

                                      Notes Payable        Capital Leases
                                      -------------        --------------
    1996                                 $1,056,101            $360,266
    1997                                    281,250             236,796
    1998                                       -                 70,662
    1999                                       -                 34,415
    2000 and later                             -                 23,953
                                         ----------            --------
                                         $1,337,351            $726,092
    Less amount representing interest          -               (124,450)
                                         ----------            --------
                                         $1,337,351            $601,642
                                         ==========            ========

Note 3
------

Accrued Liabilities consist of the following:
                                                            July 31,1995
                                                            ------------
Accrued product cost of sales                                 1,366,932
Accrued commissions                                             499,882
Accrued royalties                                               981,979
Other accrued liabilities                                       593,224
                                                             ----------
                                                             $3,442,017
                                                             ==========

Note 4            Convertible Preferred Stock
------

On August 18, 1992 the Company issued 125,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock)" at $2.40 per share. The Company was required to pay a quarterly dividend equal to a certain percentage of the Company's gross quarterly revenue (the cumulative percentage based dividend as defined in the Preferred Stock Agreement) through January 31, 2001. Effective February 1, 1994, the Preferred Stock Agreement was amended. Pursuant to the amendment, each share of the Preferred Stock shall be, at the option of the holder, convertible into two shares of the Company's common stock. In addition, the holder of the Preferred Stock is entitled to one vote for each share of Preferred stock. Upon liquidation or dissolution of the Company, the holder of the Preferred Stock shall have liquidating preferences equal to $2.40 per share. The amendment eliminated all rights to receive dividends subsequent to the effective date.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

Note 5

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences in financial reporting and taxable income, carry forwards available and enacted tax law.

The components of deferred taxes as of July 31, 1995 are as follows:


         Allowance for doubtful accounts                               $244,973
         Tax depreciation in excess
               of book depreciation                                     (78,000)
         Capitalized software costs                                    (332,874)
         Accrued liabilities                                            256,000
         Deferred revenues                                               15,873
         Net operating loss carry forward                               452,000
         Valuation allowance                                           (557,972)
                                                                       --------
                                                                       $  - 0 -
                                                                       ========

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 1995 VS. THREE MONTHS ENDED JULY 31, 1994

INCOME. For the quarter ended July 31, 1995, the Company had net income of $200,863 compared to net income of $200,367 for the quarter ended July 31, 1994.

During the past fiscal year ended January 31, 1995, and continuing through the quarter ended July 31, 1995 the Company invested resources to expand and improve its sales and client services functions and also invested to support its product development efforts, which were primarily focused on the development of its new Windows(TM)-based Centramax and Centramax Plus products, development of an expanded interactive voice response product line and a Pediatric product line. As a result, operating expenses increased and are expected to continue at current or increasing levels. The Company believes it will be necessary to continue to invest resources to support the Company's growth plans and client obligations. The investment in the sales and client services functions (which are designed to enable the Company to improve product sales to its existing client network) and the investment in product development is part of management's strategy to increase revenues. While management believes this strategy will result in increased revenues, there are no assurances that future revenues will increase.

The Company's operations are also currently being affected by consolidation, alliances and mergers in the healthcare market. Nonetheless, and while there are no assurances, the Company's management believes that its competitive strengths will permit it to continue to compete in its targeted market and that the Company is positioned favorably to take advantage of future opportunities in the healthcare market. The Company's management believes that healthcare reform will result in a shift to managed care at the local level. The Company's management also believes its products help healthcare providers improve their services and also help reduce healthcare costs by providing objective information on healthcare issues to individuals thereby enabling them to make informed choices about when, where and how to seek healthcare services and reduce healthcare costs while providing healthcare providers with a favorable return on their investment in the Company's products. Nonetheless, the Company's operations may be materially and adversely affected by continuing consolidation, alliances and mergers in the healthcare industry, healthcare reform in the private or public sector, and by future economic conditions.

The Company has little or no backlog, and revenues and operating results therefore depends primarily on the volume and timing of orders received during each fiscal quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of each fiscal quarter, frequently in the last week. Because a significant portion of the Company's operating expenses are relatively fixed with personnel levels and other expenses based upon anticipated revenues, a substantial portion of which may not be generated until the end of each fiscal quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors could cause variations in operating results from quarter to quarter.

REVENUES. Total revenues increased approximately 16% to $4,107,220 for the quarter ended July 31, 1995 from $3,547,484 for the quarter ended July 31, 1994. The increase is primarily attributed to increases in revenues generated from initial license fees.

Initial license fees represent revenues from the initial sale of the following Company products: Centramax, Centramax Plus, The Professionals, the Patient Acquisition System (TM) ("PAS") (which includes eight health screening and education products), Referral One(TM), Health Direct(TM), and voice response products. Revenue from initial license fees increased to $2,476,015 for the quarter ended July 31, 1995, from $1,850,216 for the quarter ended July 31, 1994. This increase is primarily attributable to an increase in the number of licenses granted for the Company's medical call center products, such as Centramax Plus.

Support, marketing service and material revenues were $1,631,205 for the quarter ended July 31, 1995 compared to $1,697,268 for the quarter ended July 31, 1994. The decrease in support, marketing services and material revenues is primarily attributed to a decrease in marketing service revenue (which represents strategic and creative service revenue generated from the Company's FSG subsidiary) and a decrease in the Health Direct subscription revenue from the quarter ended July 31, 1995 compared to the quarter ended July 31, 1994. Support fee revenues represent charges to the Company's licensees, as provided for in the Company's license agreements, for continued use of the products and for ongoing software maintenance and enhancements to the products. The support fees generally begin within six months after a customer executes a license agreement. Revenue generated from support fees increased approximately $274,000 for the quarter ended July 31, 1995 compared to the quarter ended July 31, 1994, primarily as a result of the increase in the total number of product license agreements. The Company believes that as the number of customers it has for all products increases, revenues generated from support fees will continue to increase

OPERATING EXPENSES. Total operating expenses increased approximately 17% to $3,906,357 for the quarter ended July 31, 1995 from $3,347,117 for the quarter ended July 31, 1994. Total operating expenses increased primarily due to an increase in variable expenses associated with increased initial license fees and also due to an increase in certain costs associated with selling, product support and development expenses.

COST OF LICENSE FEES, MATERIALS AND SERVICE REVENUES. The cost of initial license fees increased to $587,549 for the quarter ended July 31, 1995 from $441,002 for the quarter ended July 31, 1994. The increase is due to an increase in variable costs associated with the increase in the number of product placements, primarily of the Centramax Plus product.

Cost of materials and service revenues, which includes the cost of printed report forms and questionnaires sold to PAS licensees, the costs of materials associated with the Health Direct product and costs associated with FSG services revenue, decreased to $370,657 for the quarter ended July 31, 1995 from $409,354 for the quarter ended July 31, 1994. The decrease is a result of lower costs associated with the lower service revenues generated from FSG.

SELLING, PRODUCT SUPPORT AND DEVELOPMENT. Selling, product support and development expenses increased to $2,136,409 for the quarter ended July 31, 1995 from $1,858,204 for the quarter ended July 31, 1994. The increase is primarily attributable to increases in the Company's payroll and related payroll expense as a result of an increase in the Company's sales staff, product support and development staff and the expansion of the client management and client services staffs.

GENERAL AND ADMINISTRATIVE. General and administrative operating expenses increased to $563,450 for the quarter ended July 31, 1995 from $447,842 for the quarter ended July 31, 1994. The increase is attributable to increases in professional service and other general operating expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $221,792 for the quarter ended July 31, 1995 from $124,293 for the quarter ended July 31, 1994. This increase is due to the increased amortization expense associated with the Company's Windows(TM) based product, which the Company began to amortize in its fiscal quarter ended January 31, 1995.

SIX MONTHS ENDED JULY 31, 1995 VS. SIX MONTHS ENDED JULY 31, 1994
-----------------------------------------------------------------

INCOME. For the six months ended July 31, 1995, the Company had net income of $368,982 compared to net income of $341,251 for the six months ended July 31, 1994. Continued improvement in the Company's operating results will depend on its ability to introduce new products and to expand the sale of its existing products into other healthcare markets. There are no assurances that the Company will be able to achieve these goals.

REVENUE. Total revenue increased approximately 22% to $8,335,015 for the six months ended July 31, 1995 from $6,816,358 for the six months ended July 31, 1994. The increase is due primarily to increased revenues generated from initial license fees.

Revenues from initial license fees increased to $4,952,271 for the six months ended July 31, 1995 from $3,478,456 for the six months ended July 31, 1994. The increase is due primarily to an increase in the number of licenses for the Company's medical call center products, such as Centramax Plus.

Support, marketing service and material revenue increased to $3,382,744 for the six months ended July 31, 1995 from $3,337,902 for the six months ended July 1994. Revenue from support fees increased approximately $570,000 for the six months ended July 31, 1995 from the six months ended July 31, 1994 due to the increased customer base and related product license agreements. Revenue generated from the sale of materials and services decreased for the six months ended July 31, 1995 from the six months ended July 31, 1994 due to a decrease in sale of Health Direct subscriptions and a decrease in the service revenue from FSG.

OPERATING EXPENSES. Total operating expenses increased approximately 23% to $7,966,033 for the six months ended July 31, 1995 from $6,475,107 for the six months ended July 31, 1994. The increase is due primarily to an increase in variable costs associated with revenues from initial license and an increase in certain expenses associated with increases in sales and product development activities.

COST OF LICENSE FEES, MATERIALS AND SERVICE REVENUES. The cost of license fees increased to $1,385,683 for the six months ended July 31, 1995, compared to $925,192 for the six months ended July 31, 1994. The increase is due primarily to an increase in variable costs associated with increased initial license fee revenues.

Cost of materials and service revenue decreased to $664,751 for the six months ended July 31, 1995 from $845,872 for the six months ended July 31, 1994. The decrease is due to a decrease in the sales of materials associated with the Health Direct product and variable costs associated the lower service revenue from FSG.

SELLING, PRODUCT SUPPORT AND DEVELOPMENT. Selling, product support and development expense increased to $4,488,092 for the six months ended July 31, 1995 from $3,594,620 for the six months ended July 31, 1994. The increase was due primarily to increased sales, product support and development staffs. These increases in staff were, in management's opinion, necessary to expand product distribution, support the Windows product as well as expand the client management and client services function to properly service the Company's customers.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $954,343 for the six months ended July 31, 1995 from $783,455 for the six months ended July 31, 1994. The increase is attributable to an increase in professional service and other general operating expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $421,664 for the six months ended July 31, 1995 from $203,146 for the quarter ended July 31, 1994. This increase is due to the increased amortization expense associated with the Company's WindowsTM based product which the Company began to amortize in its fiscal quarter ended January 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of July 31, 1995, the Company had a working capital deficit (current assets minus current liabilities) of $388,532 compared to a working capital deficit of $958,318 as of January 31, 1995. The improvement in working capital was primarily caused by the Company's operating profit for the six months ended July 31, 1995 and a reclassification of certain long term receivables to current. The Company's accounts receivable balance increased to $6,022,248 at July 31, 1995 from $4,686,354 (which includes $321,000 in long term accounts receivable) at January 31, 1995. During and prior to the fiscal year ended January 31, 1995 the Company experienced that payment of the initial license fees was often deferred, on a negotiated basis, for a period after the license agreements were executed. The Company believes this trend will continue at a decreasing rate. The Company has taken steps to reduce payment terms and the number of days that is required to collect initial fee revenues.

The Company has a line of credit with a bank providing an aggregate amount of $500,000 as of July 31, 1995. The line of credit is secured by cash balances equal to the amount borrowed. Interest is paid monthly on the unpaid balance at an annual rate of one percentage point above the bank's prime rate with a 7.5% floor. The line of credit matures in May 1996.

In July 1995, the Company borrowed $750,000 from a third party lender in the amount of $750,000. The note bears interest at prime plus 5% with a floor of 14%. Monthly principal payments of $93,750 plus interest payments are due and payable beginning September 15, 1995. The note is secured by accounts receivable and matures on April 15, 1996. The note is subject to earlier payment if certain borrowing base requirements are not met.

The Company is currently dependent on cash from operations and proceeds from the $750,000 borrowing for its daily operational cash requirements. The Company is in the process of evaluating opportunities to expand and increase the existing capital available to it and is also evaluating opportunities to reduce the number of days it takes to collect the initial fee accounts receivable. If the existing credit facility is reduced or terminated, or if the Company is not successful in reducing the number of days to collect on its outstanding accounts receivable, additional working capital will be required. The Company continues to seek alternative sources to raise additional capital to support its general working capital needs. There are no assurances that the Company will be successful in obtaining additional capital, and the failure to obtain additional capital would have an adverse impact on the Company's ability to meet its operating requirements and the Company would have to materially cut back its operations.

In each of its fiscal years ending January 31, 1995 and 1994, the Company offered a discount to its PAS users to prepay monthly support fees for a one year period. In each of these fiscal years, the Company generated approximately $300,000 in cash from the program. Cash from this prepayment program is recognized as revenue over the period benefited, generally a 12-month period.

Effective June 14, 1994 the Company amended the applicable Certificate of Designation, which eliminated the Company's obligation to pay preferred dividends on the Series A Convertible Preferred Stock, including all accrued and unpaid dividends. Elimination of the preferred dividends will reduce cash outflows by approximately $140,000 in future periods. The amendment also increased the number of common shares into which each preferred share is convertible from one share to two shares and eliminated the Company's redemption right.

On October 7, 1994 the Company issued a promissory note to the Series A Convertible Preferred Stockholder in the amount of $100,000. The outstanding balance of $84,151 is due and payable on October 16, 1995. The interest rate is twelve percent (12%) per annum, and the note is unsecured. The note was issued to fund advance royalties to a third party to secure the distribution rights to certain pediatric triage guidelines.

The Company's operating results continue to be inconsistent on a month-to-month basis and are dependent upon retention and performance of the Company's sales staff, long product sales cycles related in part to pricing of the Company's products and customer budget requirements, and to other factors, such as uncertainties associated with the healthcare market and economic conditions, beyond the control of the Company. The Company, however, will continue to evaluate methods to improve and increase its product distribution channels and to enhance or expand its current product lines.

The Company has expanded, and will continue to improve and enhance, its product lines in order to be more responsive to the market. The Company's management believes that quarterly operating results are dependent, and will continue to be dependent, on the initial license fee revenues in the foreseeable future. The Company will continue to focus its efforts on improving cash from operations, recurring revenue and increasing its operating income. The recurring monthly revenue from support fees, material sales and services is currently not sufficient to maintain a break-even level of the Company's current operating expense levels.

The Company has no significant or material capital expenditures commitments outstanding as of July 31, 1995. However, additional support staff requirements and related operating expenses will be dependent on sales levels of the Company's products. The Company expects that additional space will be taken and staff will be hired during its current fiscal year (ending January 31, 1996) and additional capital resources will be needed to fund this growth and expansion. In the past the Company has funded its growth primarily through cash from operations and its existing bank line of credit. The Company believes that while its current operations can be supported by available resources, provided that adequate working capital financing arrangements continue, growth of the Company's business may no longer be funded solely by internal operations. The Company is currently evaluating ways to generate additional sources of capital, including extending or expanding the current asset-based credit line and a future equity offering. Although management believes that available borrowings, coupled with cash flow from operations will be adequate for its operating needs for fiscal 1996, the Company believes that additional capital will be necessary to support operations and planned growth in the coming fiscal year. There are no assurances the Company will be successful at raising additional working capital.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On June 14, 1995, the Company held its annual meeting of stockholders. In addition to electing directors at the annual meeting, the stockholders approved an amendment to the Company's 1988 Stock Option Plan, (the "Plan") which provides for an increase in the number of stock options available under the Plan from 700,000 to 800,000 stock options. Of the common stock outstanding 1,315,721 shares were voted in favor to amend the Plan, 9,125 shares were voted against and 1,315 shares abstained from voting. In addition, the stockholders approved an amendment of the Company's Certificate Incorporation to increase the number of authorized shares of the Company's common stock, $.001 par value, from 5,000,000 to 10,000,000 shares and to increase the number of shares of preferred stock, $.001 par value, from 1,000,000 to 2,000,000 shares. Of the common stock outstanding 1,316,521 shares were voted in favor to amend the Certificate of Incorporation, 7,725 shares were voted against and 1,915 shares abstained from voting.

                  All the nominee's for directors as listed in the proxy statement were elected.

         Directors                 Votes For                Votes With Held
         ---------                 ---------                ---------------
       John Delmatoff              1,323,411                     2,750
       Gardiner Dutton             1,323,411                     2,750
       James Myers                 1,323,411                     2,750
       Greg Petras                 1,323,411                     2,750
       Steve Wood                  1,323,411                     2,750


PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

              (a) Exhibits required by Item 601 of Regulation S-B.

                      Exhibit 27 Financial Data Schedule

              (b) Reports on Form 8-K
                      No reports on Form 8-K were filed during the quarter ended
                         July 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       National Health Enhancement Systems, Inc.
                                       (Registrant)



Date: September 12, 1995               /s/ Gregory J. Petras
      --------------------------       -----------------------------------------
                                       Gregory J. Petras, President and
                                       Chief Executive Officer