Form 10QSB
period 1995-10-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1995-12-15
CIK 804368

FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended October 31, 1995.
                                          ----------------

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

The number of shares of the Issuer's Common Stock outstanding at December 8, 1995 was 2,081,818 Shares.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                       PAGE NO.
                                                                      ---------
PART I.   FINANCIAL INFORMATION

 ITEM 1.  Consolidated Financial Statements

          Consolidated Balance Sheet at October 31, 1995                   3

          Consolidated  Statements of Operations  for the three
           months  ended  October  31, 1995 and 1994 and for
           the nine months ended October 31, 1995 and 1994                 4

          Consolidated Statements of Cash Flows for the nine months
           ended October 31, 1995 and 1994                                 5

          Notes to  Consolidated Financial Statements                      6

 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      9



PART II.  OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K                                15


          Signatures                                                      16

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET - OCTOBER 31, 1995


                                   Unaudited

                                ASSETS                             October 31,
                                                                       1995
                                                                   -----------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                               $ 1,212,448
  Accounts receivable, less allowance for doubtful
    accounts of  $486,733 (Note 2)                                   6,435,712
  Prepaid expenses and supplies                                        558,686
                                                                   -----------
        Total current assets                                         8,206,846
                                                                   -----------

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, less
  accumulated amortization of $ 528,786                                941,344
                                                                   -----------

PROPERTY AND EQUIPMENT:
  Computer equipment                                                   497,888
  Office furniture and equipment                                       397,533
  Leasehold improvements                                                41,502
  Assets held under capital leases                                   1,010,566
                                                                   -----------
        Total property and equipment                                 1,947,489

  Less-accumulated depreciation and amortization                      (945,613)
                                                                   -----------
        Net property and equipment                                   1,001,876
                                                                   -----------

Excess purchase price over the cost of net
  assets acquired, net (Note 4)                                        574,272
                                                                   -----------
Other Assets                                                           116,980
                                                                   -----------
                                                                   $10,841,318
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current installments of notes payable and obligations
      under capital leases (Note 2)                                $ 1,450,715
  Accounts payable                                                   1,122,360
  Accrued liabilities  (Note 3)                                      3,628,413
  Deferred revenues                                                  2,345,773
                                                                   -----------
                             Total current liabilities               8,547,261
                                                                   -----------
NOTES PAYABLE and obligations under capital leases
    excluding current installments (Note 2)                            303,278

DEFERRED REVENUES, Net of current portion                              222,757




STOCKHOLDERS' EQUITY (Note 4)
  Convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 125,000 issued and outstanding - liquidation
   preference over common stockholders of $2.40 per share                  125
  Common stock, $.001 par value, 5,000,000
   shares authorized, 2,020,784 shares issued and outstanding            1,896
  Capital contributed in excess of par value                         3,442,196
  Accumulated deficit                                               (1,672,630)
  Less treasury stock, 1,784 shares at cost                             (3,565)
                                                                   -----------
                            Stockholders' equity                     1,768,022
                                                                   -----------
                                                                   $10,841,318
                                                                   ===========


              See accompanying notes to the financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                Three Months Ended October 31,     Nine Months Ended October 31,
                                                -----------------------------      ----------------------------
                                                   1995               1994            1995             1994
                                                -----------        ----------      -----------      -----------

REVENUES:
 Initial license fees                            $2,474,074        $2,067,368       $7,426,345       $5,545,824
 Support, material, services                      1,864,100         1,814,429        5,246,844        5,152,331
                                                -----------        ----------      -----------      -----------
    Total revenues                                4,338,174         3,881,797       12,673,189       10,698,155
                                                -----------        ----------      -----------      -----------

OPERATING EXPENSES:
 Cost of license fees                               790,444           776,541        2,176,127        1,701,733
 Cost of materials & service revenue                544,718           548,366        1,209,469        1,394,238
 Selling, product support and development         2,164,745         1,856,683        6,652,837        5,451,303
 General and administrative                         343,550           413,160        1,297,893        1,196,615
 Depreciation and amortization                      240,057           115,687          641,721          318,833
 Provision for doubtful accounts                     78,000            71,000          149,500          193,822
                                                -----------        ----------      -----------      -----------
    Total operating expenses                      4,161,514         3,781,437       12,127,547       10,256,544
                                                -----------        ----------      -----------      -----------
Income before income taxes                          176,660           100,360          545,642          441,611

Income taxes  (Note 5)                                   --                --               --               --
                                                -----------        ----------      -----------      -----------
NET INCOME                                         $176,660          $100,360         $545,642         $441,611
                                                ===========        ==========      ===========      ===========


PRIMARY EARNINGS PER SHARE
 Net income per common share                          $0.07             $0.04            $0.23            $0.18
                                                ===========        ==========      ===========      ===========




WEIGHTED AVERAGE SHARES OUTSTANDING               2,412,542         2,451,631        2,370,579        2,466,119
                                                ===========        ==========      ===========      ===========



              See accompanying notes to the financial statements.


           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                   Nine Months Ended October 31,
                                                   ----------------------------
                                                      1995              1994
CASH FLOW FROM OPERATING ACTIVITIES:               ----------       -----------
 Net income                                        $  545,642        $  441,611
  Adjustments to reconcile  net income to
   net cash provided by (used in)
   operating activities:
    Depreciation and amortization                     641,721           318,833
    Provision for doubtful accounts                   149,500           193,822
    (Increase) decrease in accounts receivable     (2,219,673)       (2,443,403)
    (Increase) decrease in prepaid expenses
       and supplies                                  (267,358)         (221,999)
    Increase (decrease) in accounts payable          (200,875)          (93,101)
    Increase (decrease) in accrued liabilities      1,299,100         1,150,928
    Increase (decrease) in deferred revenues          242,780             5,820
    (Increase) decrease in other assets               351,988                --
                                                   ----------        ----------
      Net cash provided by (used in)
        operating activities                          542,825          (647,489)
                                                   ----------        ----------

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                  (147,625)          (4,7595)
 Increase in capitalized software
   development costs                                 (508,377)         (362,154)
                                                   ----------        ----------
      Net cash used in investing activities          (656,002)         (409,749)
                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments)  proceeds on lines of credit         (500,000)        1,000,000
 Principal payments on notes payable                 (405,140)         (285,052)
 Proceeds from note payable                           750,000           100,000
 Proceeds from exercise of options                          0            14,375
                                                   ----------        ----------
     Net cash provided by (used in)
       financing activities                          (155,140)          829,323
                                                   ----------        ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (268,317)         (227,915)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    1,480,765         1,199,597
                                                   ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $1,212,448        $  971,682
                                                   ==========        ==========
                                                            0

Supplemental information.

In Fiscal 1995 and 1994 the Company acquired certain computer and office equipment for approximately $ 167,000 and $ 256,000 respectively, under capital leases.




              See accompanying notes to the financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

                                October 31, 1995

Note 1
------

The consolidated financial statements, which include the accounts of National Health Enhancement Systems, Inc. and its wholly owned subsidiaries (collectively the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented.

It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Company's Annual Report on Form 10-KSB filed for the fiscal year ended January 31, 1995 with the Securities and Exchange Commission.

The results of operations for the nine month period ended October 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2
------

 Notes Payable and Obligations Under Capital Leases:
                                                                October 31,1995
                                                                ---------------
 Bank line of credit, interest at the bank's prime
   rate payable monthly (see below)                                  $  500,000

 Note payable, interest at prime rate plus                              562,500
  5% with a floor of 14% paid in full in
   November 1995 (see below)

 Note payable to preferred stockholder,
  interest at 12% unsecured paid in November 1995                        84,151

 Obligations under capital  leases,  interest
  rates ranging from 11% to 28%, maturities
  through November 1999, secured by computer and
   other equipment                                                      606,951
                                                                     ----------
                                                                      1,753,602
Less Current installments                                            (1,450,324)
                                                                     $  303,278
                                                                     ==========

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

The line of credit bears interest at prime plus 1% (with a 7.5% floor) payable monthly, and is due on demand. The bank line of credit is collateralized by a $500,000 deposit with the bank. The deposit is included in cash and cash equivalents in the accompanying consolidated financial statements.

In July 1995 the Company issued a promissory note to a third party lender in the amount of $750,000. The principal balance at October 31, 1995 was $526,500. The note bears interest at prime plus 5% with a floor of 14%. Monthly principal payments of $93,750 plus interest payments are due and payable beginning September 15, 1995. The note matures April 15, 1996, is secured by accounts receivable and is subject to early payment under certain conditions.

On November 13, 1995 the Company obtained a revolving line of credit providing up to $2,000,000. The revolving line of credit bears interest at prime plus 2.5%, is secured by accounts receivable and matures on November 13, 1996. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants. The Company also obtained a line of credit of $500,000, from the same lender. The $500,000 line of credit is secured by cash balances equal to the amount borrowed. Interest is paid monthly on the unpaid balance at an annual rate of one percentage point above the bank's prime rate. The line matures November 1996.

Future maturities of notes payable and obligations under capital leases are as follows as of October 31, 1995:

                                         Notes Payable          Capital Leases
                                         -------------          --------------
 1996                                       $1,146,651              $  365,225
 1997                                               --                 219,173
 1998                                               --                  75,850
 1999                                               --                  34,415
 2000 and later                                     --                  15,237
                                         -------------          --------------
                                             1,146,651                 709,900
 Less amount representing interest                  --                (102,949)
                                         -------------          --------------
                                            $1,146,651              $  606,951
                                         =============          ==============

Note 3

Accrued Liabilities consist of the following:
                                                               October 31, 1995
                                                               ----------------
Accrued product cost of sales                                        $1,254,316
Accrued commissions                                                     931,676
Accrued royalties                                                       761,229
Other accrued liabilities                                               681,192
                                                               ----------------
                                                                     $3,628,413
                                                               ================

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements


Note 4            Convertible Preferred Stock
------

On August 18, 1992 the Company issued 125,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock)" at $2.40 per share. Each share of the Preferred Stock shall be, at the option of the holder, convertible into two shares of the Company's common stock. In addition, the holder of the Preferred Stock is entitled to one vote for each share of Preferred stock. Upon liquidation or dissolution of the Company, the holder of the Preferred Stock shall have liquidating preferences equal to $2.40 per share. The Preferred Stock does not pay dividends.

Note 5
------

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences in financial reporting and taxable income, carry forwards available and enacted tax law.

The components of deferred taxes as of October 31, 1995 are as follows:


  Allowance for doubtful accounts                               $ 194,693
  Tax depreciation in excess
   of book depreciation                                           (78,000)
  Capitalized software costs                                     (353,653)
  Accrued liabilities                                             256,000
  Deferred revenues                                               109,266
  Net operating loss carry forward                                452,000
  Valuation allowance                                            (580,306)
                                                                ---------
                                                                $       0
                                                                =========

A valuation allowance is provided when it is uncertain that some portion or all of the deferred tax asset will be recognized. The valuation allowance decreased during the nine month period ended October 31, 1995 due to the nine month operating results.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2
------

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

Results of Operations
---------------------
Three Months Ended October 31, 1995 vs. Three Months Ended October 31, 1994
---------------------------------------------------------------------------

Income. For the quarter ended October 31, 1995, the Company had net income of $176,660 compared to net income of $100,360 for the quarter ended October 31, 1994.

During the past fiscal year ended January 31, 1995, and continuing through the quarter ended October 31, 1995 the Company invested resources to expand and improve its sales and client services functions and also invested to support its product development efforts, which were primarily focused on the development of its new Windows based Centramax and Centramax Plus products, development of an expanded interactive voice response product line and a Pediatric product line. As a result, operating expenses increased and are expected to continue at current or increasing levels. The Company's future growth strategy includes evaluating offering and/or establishing, directly or indirectly in cooperation with third parties, one or more service bureaus for offering medical call center services. The Company believes it will be necessary to continue to invest resources to support the Company's obligations and future growth plans. The investment in the sales and client services functions (which are designed to enable the Company to improve product sales to its existing client network) and the investment in product development is part of management's strategy to increase revenues. While management believes the Company's investments have contributed to the recent increases in revenues, there are no assurances that future revenues will increase.

The Company's operations have been and continue to be affected by consolidation, alliances and mergers in the healthcare market. In addition, management believes that the competition of offering medical call center products and services will begin to increase and that there may be new entrants with substantially greater financial and other resources than the Company which may adversely impact the Company's ability to compete in this market. Nonetheless, and while there are no assurances, the Company's management believes that its competitive strengths will permit it to continue to compete in its targeted market and that the Company is positioned favorably to take advantage of future opportunities in the healthcare market. The Company's management believes that healthcare reform is resulting in a shift to managed care at the local level. The Company's management also believes its products help healthcare providers improve their services and also help reduce healthcare costs by providing objective information on healthcare issues to individuals thereby enabling them to make informed choices about when, where and how to seek healthcare services and reduce healthcare costs, while providing healthcare providers with a favorable return on their investment in the Company's products. Nonetheless, the Company's operations may be materially and adversely affected by continuing consolidation, alliances and mergers in the healthcare industry, healthcare reform in the private or public sector, increasing competition in the Company's market and by future economic conditions.

The Company has little or no backlog, and revenues and operating results therefore depend primarily on the volume and timing of orders received during each fiscal quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of each fiscal quarter, frequently in the last week. Because a significant portion of the Company's operating expenses are relatively fixed with personnel levels and other expenses based upon anticipated revenues, a substantial portion of which may not be generated until the end of each fiscal quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors could cause variations in operating results from quarter to quarter.

Revenues. Total revenues increased approximately 12% to $4,338,174 for the quarter ended October 31, 1995 from $3,881,797 for the quarter ended October 31, 1994. The increase is primarily attributed to increases in revenues generated from initial license fees.

Initial license fees primarily represent revenues from the initial sale of the Company's medical call center products, health information products, voice response products and the pediatric product line. Revenue from initial license fees increased to $2,474,074 for the quarter ended October 31, 1995, from $2,067,368 for the quarter ended October 31, 1994. This increase is primarily attributable to an increase in the number of licenses granted for the Company's medical call center products, such as Centramax Plus and the pediatric product lines.

Support, marketing service and material revenues were $1,864,100 for the quarter ended October 31, 1995 compared to $1,814,429 for the quarter ended October 31, 1994. The increase in support, marketing services and material revenues is primarily attributed to an increase in support fee revenues which represent charges to the Company's licensees, as provided for in the Company's license agreements, for continued use of the products and for ongoing software maintenance and enhancements to the products. The support fees generally begin within six months after a customer executes a license agreement. Revenue generated from support fees increased approximately $250,000 for the quarter ended October 31, 1995 compared to the quarter ended October 31, 1994, primarily as a result of the increase in the total number of product license agreements. The Company believes that as the number of customers it has for all products increases, revenues generated from support fees will continue to increase. Marketing service revenue (which represents strategic and creative service revenue generated from the Company's marketing service) and material revenue decreased from the quarter ended October 31, 1995 compared to the quarter ended October 31, 1994. The decrease is attributed to a decrease in subscriptions revenue from the Health Direct publications and lower consulting and strategic marketing services. The Company has placed additional focus in these areas and while marketing service revenue and materials revenue are expected to remain at current levels through the fiscal year ending January 31, 1996, management believes marketing service and Health Direct publication revenue continue to represent opportunities for future revenue growth.

Operating Expenses. Total operating expenses increased approximately 10% to $4,161,514 for the quarter ended October 31, 1995 from $3,781,437 for the quarter ended October 31, 1994. Total operating expenses increased primarily due to an increase in costs associated with selling, product support and development expenses.

Cost of License Fees, Materials and Service Revenues. The cost of initial license fees (which includes accrued royalties, training and other related costs) increased to $790,444 for the quarter ended October 31, 1995 from $776,541 for the quarter ended October 31, 1994. The increase is due to an increase in variable expenses associated with increased initial fee revenues .

Cost of materials and service revenues, which includes the cost of printed report forms and questionnaires sold to PAS licensees, the costs of materials associated with the Health Direct publication and costs associated with marketing services revenue, decreased to $544,718 for the quarter ended October 31, 1995 from $548,366 for the quarter ended October 31, 1994. The decrease is a result of lower costs associated with the lower service revenues generated from marketing services and the publication product.

Selling, Product Support and Development. Selling, product support and development expenses increased to $2,164,745 for the quarter ended October 31, 1995 from $1,856,683 for the quarter ended October 31, 1994. The increase is primarily attributable to increases in the Company's payroll and related payroll expense as a result of an increase in the Company's sales staff, product support and development staff and the expansion of the client management and client services staffs.

General and Administrative. General and administrative operating expenses decreased to $343,550 for the quarter ended October 31, 1995 from $413,160 for the quarter ended October 31, 1994. The decrease is attributable to decreases in outside consulting, temporary and professional services and other general operating expenses.

Depreciation and Amortization. Depreciation and amortization expense increased to $240,057 for the quarter ended October 31, 1995 from $115,687 for the quarter ended October 31, 1994. This increase is due to the increased amortization expense associated with the Company's Windows based product, which the Company began to amortize in its fiscal quarter ended January 31, 1995.


Nine Months Ended October 31, 1995 vs. Nine Months Ended October 31, 1994
-------------------------------------------------------------------------

Income. For the nine months ended October 31, 1995, the Company had net income of $545,642 compared to net income of $441,611 for the nine months ended October 31, 1994. Continued improvement in the Company's operating results will depend on its ability to introduce new products and to expand the sale of its existing products into existing and other healthcare markets. There are no assurances that the Company will be able to achieve these goals.

Revenues. Total revenues increased approximately 19% to $12,673,189 for the nine months ended October 31, 1995 from $10,698,155 for the nine months ended October 31, 1994. The increase is due primarily to increased revenues generated from initial license fees.

Revenues from initial license fees increased to $7,426,345 for the nine months ended October 31, 1995 from $5,545,824 for the nine months ended October 31, 1994. The increase is due primarily to an increase in the number of licenses for the Company's medical call center products, such as Centramax Plus and the pediatric product line.

Support, marketing service and material revenue increased to $5,246,844 for the nine months ended October 31, 1995 from $5,152,331 for the nine months ended October 31, 1994. Revenue from support fees increased approximately $750,000 for the nine months ended October 31, 1995 from the nine months ended October 31, 1994 due to the increased customer base and related product license agreements. Revenue generated from the sale of materials and services decreased for the nine months ended October 31, 1995 from the nine months ended October 31, 1994 due to a decrease in subscriptions revenue from Health Direct and a decrease in the marketing service revenue.

Operating Expenses. Total operating expenses increased approximately 18% to $12,127,547 for the nine months ended October 31, 1995 from $10,256,544 for the nine months ended October 31, 1994. The increase is due primarily to an increase in variable costs associated with revenues from initial license fees and an increase in expenses associated with increases in sales and product development activities.

Cost of License Fees, Materials and Service Revenues. The cost of license fees increased to $2,176,127 for the nine months ended October 31, 1995, compared to $1,701,733 for the nine months ended October 31, 1994. The increase is due primarily to an increase in variable costs associated with increased initial license fee revenues.

Cost of materials and service revenue decreased to $1,209,469 for the nine months ended October 31, 1995 from $1,394,238 for the nine months ended October 31, 1994. The decrease is due to a decrease in the sales of materials associated with the Health Direct product and variable costs associated the lower marketing service revenue .

Selling, Product Support and Development. Selling, product support and development expense increased to $6,652,837 for the nine months ended October 31, 1995 from $5,451,303 for the nine months ended October 31, 1994. The increase was due primarily to increased sales, product support and development staffs. These increases in staff were, in management's opinion, necessary to expand product distribution, support the Windows product and expand the client management and client services function to properly service the Company's customers.

General and Administrative. General and administrative expenses increased to $1,297,893 for the nine months ended October 31, 1995 from $1,196,615 for the nine months ended October 31, 1994. The increase is attributable to an increase in professional service and other general operating expenses.

Depreciation and Amortization. Depreciation and amortization expense increased to $641,721 for the nine months ended October 31, 1995 from $318,833 for the nine months ended October 31, 1994. This increase is due to the increased amortization expense associated with the Company's Windows based product which the Company began to amortize in its fiscal quarter ended January 31, 1995.

Liquidity and Capital Resources
-------------------------------

As of October 31, 1995, the Company had a working capital deficit (current assets minus current liabilities) of $340,833 compared to a working capital deficit of $958,318 as of January 31, 1995. The improvement in working capital was primarily caused by the Company's operating profit for the nine months ended October 31, 1995 and a reclassification of certain long term receivables to current. The Company's accounts receivable balance increased to $6,435,712 at October 31, 1995 from $4,686,354 (which includes $321,000 in long term accounts receivable) at January 31, 1995. During and prior to the fiscal year ended January 31, 1995 the Company experienced that payment of the initial license fees was often deferred, on a negotiated basis, for a period after the license agreements were executed. The Company believes this trend will continue at a decreasing rate. The Company has taken steps to reduce payment terms and the number of days that is required to collect initial fee revenues.

On November 13, 1995 the Company obtained a revolving line of credit providing up to $2,000,000. The revolving line of credit bears interest at prime plus 2.5%, is secured by accounts receivable and matures on November 13, 1996. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants. The Company also obtained a line of credit of $500,000, from the same lender. The $500,000 line of credit is secured by cash balances equal to the amount borrowed. Interest is paid monthly on the unpaid balance at an annual rate of one percentage point above the bank's prime rate. The line matures in November 1996.

The Company also has a line of credit with a different bank providing an aggregate amount of $500,000 as of October 31, 1995. The line of credit is secured by cash balances equal to the amount borrowed. Interest is paid monthly on the unpaid balance at an annual rate of one percentage point above the bank's prime rate with a 7.5% floor. The line of credit matures in May 1996.

In July 1995, the Company borrowed $750,000 from a third party lender in the amount of $750,000. The note bears interest at prime plus 5% with a floor of 14%. Monthly principal payments of $93,750 plus interest payments are due and payable beginning September 15, 1995. The note was paid in full on November 13, 1995.

The Company is currently dependent on cash from operations and available proceeds from the $2,000,000 line of credit for its daily operational cash requirements. The Company is in the process of evaluating opportunities to expand and increase the existing capital available to it and is also evaluating opportunities to reduce the number of days it takes to collect the initial fee accounts receivable. The Company will continue to seek alternative sources to raise additional capital to support its future growth plans and there are no assurances that the Company will be successful in obtaining additional capital for its continued growth plans.

In each of its fiscal years ending January 31, 1995 and 1994, the Company offered a discount to its PAS users to prepay monthly support fees for a one year period. In each of these fiscal years, the Company generated approximately $300,000 in cash from the program. Cash from this prepayment program is recognized as revenue over the period benefited, generally a 12-month period.

On October 7, 1994 the Company issued a promissory note to the Series A Convertible Preferred Stockholder in the amount of $100,000. The outstanding principal balance of $84,151 was paid in November 1995. The interest rate is twelve percent (12%) per annum, and the note is unsecured. The note was issued to fund advance royalties to a third party to secure the distribution rights to certain pediatric triage guidelines.

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

The Company has expanded, and will continue to improve and enhance, its product lines in order to be more responsive to the market. The Company's management believes that quarterly operating results are dependent, and will continue to be dependent, on the initial license fee revenues in the foreseeable future. The Company will continue to focus its efforts on improving cash from operations, increase recurring revenue and increasing its operating income. The recurring monthly revenue from support fees, material sales and services is currently not sufficient to maintain a break-even level of the Company's current operating expense levels.

The Company has no significant or material capital expenditure commitments outstanding as of October 31, 1995. However, the Company will continue to invest in product and software developement which will require additional support staff and related operating expenses. The Company expects that additional space will be taken and staff will be hired during its current fiscal year (ending January 31, 1996) and additional capital resources will be needed to fund this growth and expansion. In the past the Company has funded its growth primarily through cash from operations and its existing line of credit. The Company believes that while its current operations can be supported by available resources, growth of the Company's business may no longer be funded solely by internal operations. The Company is currently evaluating ways to generate additional sources of capital. Although management believes that available borrowings, coupled with cash flow from operations will be adequate for its operating needs for fiscal 1996, the Company believes that additional capital will be necessary to support operations and planned growth in the coming fiscal year, including for implementing its service bureau strategy. There are no assurances the Company will be successful at raising additional capital to support planned growth.

PART II. OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits required by Item 601 of Regulation S-B.

         Exhibit 27 Financial Data Schedule

   (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended October 31, 1995.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  National Health Enhancement Systems, Inc.
                                  (Registrant)



Date: December 12, 1995           /s/  Gregory J. Petras
      -----------------           -------------------------------------
                                       Gregory J. Petras, President and
                                       Chief Executive Officer


Date: December 12, 1995           /s/  Jeffrey T. Zywicki
      -----------------           -------------------------------------
                                       Jeffrey T. Zywicki
                                       Sr. Vice President Finance