Form 10KSB
period 1996-01-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1996-05-15
CIK 804368

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended     January 31, 1996
                         --------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              N/A         to
                                -----------------------    ---------------------
Commission file Number                               33-9396-LA
                       ---------------------------------------------------------
                    National Health Enhancement Systems, Inc.
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

Delaware 86-0460312
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification
                                                         Number)
Suite 1750
3200 North Central Avenue
Phoenix, Arizona                                         85012
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number                                602-230-7575

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

Issuer's revenues for its most recent fiscal year:   $16,891,143

As of March 29, 1996, the aggregate market value of Registrant's voting shares held by non-affiliates of shares, based upon the average between the closing bid and asked prices of such stock as quoted on NASDAQ, was approximately $12,298,664.

The number of shares of the Registrant's common stock issued and outstanding was 3,835,380 at March 29, 1996.

The Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than May 31, 1996 is incorporated by reference into Part III, Items 9 through 12.
JTZ3602

                                TABLE OF CONTENTS
                                                                                            PAGE
                                                                                            ----
PART I

           Item 1.              Description of Business
           Item 2.              Description of Properties
           Item 3.              Legal Proceedings
           Item 4.              Submission of Matters to a Vote of Security Holders

PART II

           Item 5.              Market for Common Equity and Related Stockholder
                                Matters
           Item 6.              Management's Discussion and Analysis of
                                Financial Condition and Results of Operations
           Item 7.              Financial Statements
           Item 8.              Changes In and Disagreements with Accountants on
                                Accounting and Financial Disclosure

PART III

           Item 9.              Directors, Executive Officers, Promoters and
                                Control Persons: Compliance with Section 16(a) of the Exchange Act
           Item 10.             Executive Compensation
           Item 11.             Security Ownership of Certain Beneficial
                                Owners and Management
           Item 12.             Certain Relationships and Related Transactions
           Item 13.             Exhibits and Reports on Form 8-K

SIGNATURES

National Health Enhancement Systems, Inc. has restated its consolidated financial statements for the fiscal year ended January 31, 1995 and for the quarterly periods in fiscal year ended January 31, 1996 and 1995. See Part II,
Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.  Description of Business

Business Development

National Health Enhancement Systems, Inc. (the "Company"), originally incorporated in July 1983 as an Arizona corporation named AHI Limited, was formed for the purpose of developing, licensing and marketing health evaluation programs to healthcare providers, including hospitals, medical groups, clinics and physicians. On October 7, 1986, the Company was reincorporated in Delaware by merger into a Delaware corporation formed for that purpose.

In 1983, the Company originally commenced marketing a single proprietary, software-supported health evaluation system designed to assist a healthcare provider to assess an apparently "well" individual's overall fitness and risk of incurring cardiovascular disease. This product, the Personal Fitness Profile, helped healthcare providers to generate additional direct revenue and refer consumers to other programs, departments or physicians for remedial or preventive care. The Company's business strategy has since evolved, and the Company's current business objective is to become the leading supplier of medical call center system products and services that enable healthcare providers to reduce costs associated with inappropriate utilization of healthcare while improving service and quality.

In April 1993, the Company acquired by merger into a newly formed Company subsidiary, all the assets and business of First Strategic Group, Ltd. ("FSG"), a California corporation. FSG is a strategic consulting firm which specializes in the development of healthcare marketing and advertising strategies. FSG services include providing healthcare marketing consulting services and strategies and development of creative marketing and/or advertising materials (such as direct mail pieces and print ad materials) as requested by its clients. FSG services do not include the placement of media or advertising.

Industry Background

The growth rate of healthcare expenditures in the United States continue to exceed the growth rate in the gross national product, and the need to slow the growth of healthcare costs has served as a catalyst for healthcare reform. The escalating costs of healthcare and the focus healthcare has received have caused many changes to occur in the healthcare market. In the Company's view, one of the most significant changes is the rapid and accelerating growth of managed care in both the private and public sector. As the focus shifts from fee-for-service to capitation, managed care programs are becoming more prevalent, and will continue to have a tremendous impact on how business is done in the healthcare industry. The Company believes this trend will create a marketplace where healthcare providers maximize profitability by improving or reducing utilization and managing health risk more directly than in the past, i.e. by keeping people healthy and providing the most cost-effective care should they become sick.

According to the United States General Accounting Office, an estimated 90 million emergency department visits occurred in 1992, and approximately 40% of these emergency department visits were unnecessary. The cost to diagnose and treat acute and chronic conditions that are not truly emergencies, in an emergency department, are far more expensive than the cost to treat such conditions in a physician's office or an urgent care clinic.

The Company's strategy focuses upon the opportunity to assist healthcare providers redirect these costly and unnecessary emergency room visits, and similar inefficient utilization patterns, to more cost-effective settings, by offering medical call center products and services which can be implemented or used by healthcare providers. The Company has "coined" the phrase "medical call center" to represent a part of the solution to improve service and reduce healthcare costs in this context. These medical call centers are staffed by registered nurses, who field calls from people with health questions, 24-hours-a-day, seven days a week. Specially trained nurses provide callers, through the use of clinically tested algorithms, with access to specific medical information and referrals designed to direct them to cost-effective and appropriate levels of care. The medical call center system is designed to allow patients to become actively involved in managing their own health. The Company believes that the information callers receive helps them to make better decisions and helps them avoid unnecessary or inappropriate emergency or physician office visits. Ultimately, the Company believes this reduces healthcare costs and increases satisfaction and loyalty within the healthcare delivery system. A typical medical call center offers the following capabilities:

     1.  Assists people in evaluating their health symptoms.

     2. Enables people to better understand and manage serious healthcare episodes.

     3.  Provides assistance in administering at-home remedies.

     4.  Offers educational information on a wide variety of health topics.

     5. Offers assistance to find a physician, class or program to meet the callers' needs.

As managed care and capitation continue to change the healthcare industry, the focus continues to shift. The Company believes that healthcare providers, to succeed, will seek to increase access to information and influence realization decisions while concurrently managing access to quality healthcare services, and that this shift toward managing the demand and utilization will require greater reliance on three components of healthcare: self care, patient education and telephone triage. Medical call center products can guide nurses in triaging adult and pediatric patients to the most appropriate and cost effective levels of care. Success for hospitals, primary care physicians, HMO's and other alliances will, in the Company's opinion, depend upon the degree to which these organizations are able to effectively educate patients and subscribers regarding appropriate utilization of the healthcare system. The Company believes that medical call centers will support utilization management strategies by delivering information to patients and subscribers to help them make intelligent, well-informed decisions about their health.

The Company's software products and services provide the foundation to implement medical call centers and systems operated by or for healthcare providers. The Company has over 300 medical call center clients. These clients have more than 8 million lives under managed care health plans and have fielded over 10 million triage-related calls and over 30 million total calls with the Company's medical call center products. The Company currently distributes its products and services through Company-employed sales representatives. Historically the Company's primary customers have been hospitals, but the Company has recently expanded distribution to medical groups, clinics and physician groups, self-insured employers and managed care organizations. The Company continues to evaluate alternative distribution methods for its products and services and will continue to evaluate expanding its current products and services.

The Company plans to introduce in fiscal year 1997 a Company operated medical call center service bureau offering call center services twenty four (24) hours a day, 7 days a week. Eligible participants will be able to access through a toll free number, specially trained nurses or prerecorded information. The Company plans to market the service bureau to managed care organizations, self-insured employers and other organizations who do not wish to establish and operate their own medical call centers.

Products and Services

The Company's products have expanded over the past few years to include certain services and software-based products with prices ranging between $2,500 and $250,000. The Company's base of users now includes over 700 clients. The Company's management believes that this network of healthcare providers is a base that will facilitate the Company's distribution of new products.

The Company's core medical call center products are:

                           - Centramax. MTM
                           - Centramax. M PlusTM
                           - Voicemax PlusTM


The Company's products also include value-added products or services such as:

                           - The Professionals
                           - HealthFone
                           - Profit Acceleration System
                           - Health Direct
                           - Healthcare Marketing Services

Centramax and Centramax.  M. In December 1989,  the Company  released  Centramax
(R), a DOS-based software system that is designed to manage consumer contacts through a centralized database. In January 1995, the Company released its Centramax. M product, which is a Windows-based product that has all the capabilities of Centramax, including enhanced reporting and graphics capabilities. With Centramax, the healthcare provider or other end users can capture and store information on the caller, and subsequently communicate directly with this and other consumers based on specific information or needs obtained from the caller; access, analyze and report on information contained in the database; and track revenues generated from marketing campaigns. The Company believes that Centramax enables a healthcare organization to improve its customer service function and more effectively manage the marketing function through the management of information. For example, the inbound telephone functions of Centramax are initiated when an operator receives a call. The Centramax operator then retrieves a particular script and follows the directions given. The system enables the operator to cross-sell other programs offered by the healthcare provider which may not have been motivating factors behind the original call but which may be of interest to the caller. For example, a pregnant caller may ask for a referral to an OB/GYN. The Centramax software will remind the operator to mention the healthcare provider's prenatal classes.
With one keystroke the operator can access the schedule and then register the caller.

Centramax is offered to healthcare providers under a non-exclusive license at an initial license fee plus an annual license and support fee. The user is entitled to ongoing software support, maintenance and enhancements during the term of the license.

Centramax Plus. The Centramax Plus product combines the Centramax software product with certain medically-based health information algorithms, known as the Health Reference Information System(TM) ("HRIS"), which are designed to enable nurses to answer health-related questions on incoming calls. Centramax Plus assists a nurse to respond to callers' questions, answer certain commonly occurring medical and health related questions, and direct callers to available medical resources. The Company believes the system enables providers to give the caller with greater access to information to make an informed decision and the healthcare provider with an opportunity to direct the caller to the most appropriate, cost effective care.

Each Centramax Plus user is granted a non-exclusive license. The Company charges an initial license fee and an annual support and license fee, which entitles the Centramax Plus user to continue to license the product and to ongoing software updates, support, maintenance, enhancements and updates to the HRIS for the term of the license.

The Company initially developed the HRIS internally through research of available current consumer health information and medical texts. In March 1990, the Company transferred the ownership rights in the HRIS to Micromedex, Inc. ("Micromedex"), retaining the right to distribute the HRIS for a period of time. Under the agreement Micromedex is responsible for the accuracy, currency and medical appropriateness of the HRIS, including additional HRIS developed thereunder by the Company. Provided certain performance criteria are met, the Company has the right to be the exclusive world-wide distributor of the HRIS for the term of the agreement. Under certain circumstances the Company is granted the right to purchase all rights to the HRIS.

Centramax. M Plus, which was released in January 1995, is a Windows-based software product that combines all the features included in Centramax Plus with improved and enhanced reporting and graphics capabilities and also pediatric algorithms that are not offered in the Centramax Plus DOS product. The pediatric algorithms are provided through an exclusive agreement with Barton Schmitt, M.D., Professor of Pediatrics at the University of Colorado School of Medicine and a recognized pioneer in pediatric telephone triage. In September 1994, the Company entered into an agreement with Dr. Schmitt, pursuant to which the Company acquired certain exclusive rights to distribute the pediatric algorithms developed by Dr. Schmitt to medical call centers or for use in software used in medical call centers. The pediatric algorithms have been used for the past six
(6) years in the "After Hours Program" established at the Denver Children's Hospital. The Company has included the pediatric algorithms in certain of its medical call center products, and the Company is obligated to pay a royalty based on the sales of the pediatric algorithms by the Company on a stand-alone or bundled basis.

Centramax. M Plus is the base product for the Company's medical call center offering and is offered to healthcare providers under a non-exclusive license at an initial license fee plus an annual license and support fee. Users are entitled to ongoing software support, maintenance and enhancements during the term of the license.

Interactive Voice Response System. The Company's interactive voice response product line primarily includes the Voicemax Plus product. Introduced in September 1992, this product permits a licensee to provide health information to callers via use of a touch-tone telephone, 24 hours a day, 7 days a week, 365 days a year. These products, which currently operate using The Brite Voice
Systems hardware platform, allow callers to anonymously access health information (over 1,000 health categories), physician referrals, class information or other information that can be programmed or customized by the licensee. The Company offers a complementary marketing product called HealthFone, which offers an exclusive name brand to assist the customer in generating call volume for the Voicemax Plus product.

The Company believes that the benefits of its interactive voice response system enable a licensee to improve utilization of existing resources, increase visibility and improve profitability. Each user of the Voicemax Plus product is granted a non-exclusive license. Each HealthFone user is granted a five-year renewable license with an exclusive geographic service area in which the user is the only healthcare provider in that service area that has been granted the right to use the HealthFone trade name and marketing materials. The Company charges each user of the interactive voice products an initial fee and an annual license and support fee, which entitles the user to annual updates to the health information, software support and enhancements to the interactive voice response products.

The Professionals. The Professionals was originally released to include the Centramax software, the HRIS and a marketing package. Currently, The Professionals product only includes the marketing package, which is intended to create awareness of targeted services, and to generate incoming consumer calls, thereby helping to build the awareness of a healthcare providers medical call center operations. The Company believes that healthcare providers will continue to purchase marketing tools in order to assist them to compete among other providers for managed care and other opportunities.

Each user of The Professionals is granted a five-year renewable license with an exclusive geographic service area in which it is the only healthcare provider in that service area that has been granted the right to use The Professionals service mark and customized marketing package. The Company charges each licensee of The Professionals an initial license fee and an annual license and support fee, which entitles the user to have continued geographic exclusivity and annual updates to the marketing package, during the term of the license.

The Profit Acceleration System. The Profit Acceleration System ("PAS") combines nine proprietary, software-supported health screening products designed to assess an individual's overall fitness and risk of incurring certain kinds of disease. The nine products are: "The Heart TestTM", "The Health TestTM", "The Cancer TestTM", "Double CheckTM", "The Diabetes TestTM", "The Woman's Health TestTM" and "The Woman's Health CheckTM", "The Life Test TM" and the "Custom Profile". The PAS also includes a follow-up referral system linked to the PAS programs called "The Healthcare Telemarketing ProgramTM" (The PAS components are referred to herein as the "Programs".) Healthcare providers deliver the Programs as part of a lead generation system or risk education assessment system that permits them to refer consumers to other programs, physicians or departments for remedial or preventive care and thereby generate additional revenue. The PAS is offered with territorial exclusivity and includes proprietary software, confidential instruction manuals for implementing and distributing the Programs as part of a marketing campaign or strategy; and additional standard promotional and marketing materials. The software supporting the Programs can also produce group summary reports analyzing a group's cardiovascular risk factors, cancer risk factors, health assessment results, diabetes risk factors and levels of interest in specific intervention programs.

The current standard PAS agreement grants each new PAS user up to a five-year license with a geographic service area within which it has the exclusive right among healthcare providers to use the software supporting the Programs. The initial fee paid by a PAS user depends primarily on the population of the service area, the number of hospitals in the service area, the number of physicians in a service area and the economic environment of the area. The Company evaluates increasing the initial PAS user fee as additional programs are developed. In addition, the standard PAS license agreement requires that each PAS licensee pay the Company a monthly support fee, and provides for a five year renewal term upon payment of a renewal fee, and certain rights of first refusal after the 5 year renewal term.

Due to the geographic exclusivity of the PAS, the number of available markets has decreased as the Company increased its PAS customer base. Presently, the Company believes markets remain available and that in the foreseeable future initial license fee revenue will continue to be generated from the available markets although at a decreasing rate. In addition, the revenues from PAS renewal fees, support fees and material sales are expected continue to provide the Company with ongoing future revenues.

Health Direct. On April 9, 1991, the Company entered into a distribution agreement with McMurry Publishing Company (formerly Vim & Vigor, Inc.) pursuant to which the Company distributes, on a nonexclusive basis, a specialized publication now known as Health Direct. Health Direct is an eight-page, direct response publication (direct response marketing system) designed primarily to promote hospital services while providing health information. The Health Direct contains thirty to forty "quick read" health related articles that can be customized by each licensee. The Company charges the Health Direct licensee an initial license fee and grants geographic exclusivity to distribute the Health Direct product (generally within a certain zip code area). In addition, the Company requires each Health Direct licensee to purchase a minimum number of copies of Health Direct per quarter. The Company is obligated to pay McMurry Publishing a portion of the initial fee received from Health Direct licensees.

Healthcare Marketing Services. FSG provides healthcare strategic and marketing services to existing and prospective clients. FSG services include providing healthcare marketing consulting services and strategies, development of creative marketing and/or advertising materials (such as direct mail pieces, print ad materials) as requested by the clients. FSG services do not include the placement of media.

New Products and Services

The Company plans to develop and introduce a medical call center service bureau in fiscal 1997 whereby the Company will operate the medical call center twenty four (24) hours a day, 7 days a week. Eligible participants will be able to access through a toll free number nurses or prerecorded information. The Company plans to market the service bureau to managed care organizations, self-insured employers and other organizations who do not wish to establish and operate their own medical call centers. Establishment of the call center service bureau involves numerous risks, including risks associated with launching a new venture, diversion of management's attention from other business concerns, loss of capital, risks of entering markets in which the Company has limited or no direct prior experience and competition in a market where there is at least one established competitor with significantly greater resources than the Company. There are no assurances the Company will be able to successfully establish the service bureau or that once established the service bureau will be successful. Launch of the planned service bureau is dependent on a number of factors, including the Company obtaining adequate capital to fund the service bureau's launch and working capital needs.

The Company intends to develop or acquire, and to market to its current clients and others, additional products and services which may or may not be similar to its existing products. The Company's future growth in revenue is dependent on the Company's ability to acquire or develop and successfully market new products and services in the changing healthcare market. There are no assurances the Company will be able to do so. The Company's future success also depends upon its ability to sell its current products and services to, and acquire or develop new products and services for, managed care and similar organizations. The managed care market is changing rapidly, the Company's historical business has not been in the managed care market, and there are no assurances that the Company will be able to compete successfully in the managed care market.

Research and Development. The Company's development staff presently consists of a senior vice president of software development, ten computer systems analysts and two research and development specialists. Management estimates that during the fiscal years ended January 31, 1995 and 1996, the Company spent approximately $ 673,000 and $ 593,000 respectively on company-sponsored research and development activities (which includes enhancements and upgrades to the Company's products).

Liability in the Healthcare Industry. In recent years, participants in the healthcare industry, including physicians, nurses and other healthcare professionals, have become subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Although the Company does not provide healthcare services directly to consumers, medical malpractice, product liability or similar claims against the Company's customers relating to delivery and use of the Company's products may also be made against the Company. Due to the nature of its business, the Company could become involved in litigation with the attendant risk of adverse publicity, significant defense costs and substantial damage awards. To date, no such claims had been made against the Company. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such a claim could have an adverse effect on the Company. The Company is in no position to determine the probability of such claims being made.

The Company has taken certain steps to minimize the risk of potential claims. Delivery and use of the Company's products is the responsibility of the licensee, and each licensee is required to indemnify the Company against third party claims arising out of use of the products by the licensee. In addition, the agreement with Micromedex for use of the HRIS provides that the Company shall be indemnified and held harmless from third party claims arising from the accuracy, currency or completeness of the information contained in the HRIS reviewed by the Micromedex. The Company also presently maintains professional errors and omissions liability insurance which it believes to be adequate. There can be no assurance, however, that claims in excess of the Company's insurance coverage will not arise or that all claims would be covered by such insurance. In addition, although the Company has not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that the Company will be able to maintain existing insurance coverage or obtain increased insurance coverage on acceptable terms or at all. The Company expects to seek increased insurance coverage as its business grows.

Regulatory Matters

Government Regulation. The healthcare industry is subject to extensive and evolving government regulation at both the Federal and state level regarding the provision, marketing and reimbursement of healthcare services and products, including Medicare/Medicaid anti-kickback regulations and requirements governing the provisions of healthcare information services. Specific sections of the Social Security Act authorize the exclusion of an individual or entity from reimbursement and/or participation in state health programs and Medicare programs if it has violated the Social Security Act. In July 1991, regulations outlined certain payment practices which would not be subject to criminal prosecution. These regulations, commonly referred to as "safe harbor" regulations, effect the manner in which hospitals make physician referrals. The Company's software product accommodates the entry of the information required under the "safe harbor" regulations provided that the appropriate policies and procedures are followed by the users of the Company's products. The Company has no reason to believe that its business violates any Federal or state statutes or regulations.

Trademarks and Proprietary Rights

The  Company  claims  proprietary  rights  in the  software  that  supports  its products, as well as in confidential training and promotion manuals, the questionnaires and report forms used with the PAS, the packaging and presentation of the Company's products and their representative components and related protectable materials. The Company has registered software source code copyrights for all of its DOS-based software products and intends to register its source code for its Windows-based software products. In addition, the Company's current agreements generally prohibit its customers from decoding, reproducing or copying the software. Those agreements also require customers to take reasonable and appropriate actions to protect and preserve the Company's rights in the software and other proprietary materials. Subject to certain conditions, the Company will indemnify and defend a customer with respect to claims brought by third parties against the customer for infringement of patents, copyrights and trademarks, or misappropriation of trade secrets or other proprietary rights relating to the products of the Company licensed by its customers. The Company is not aware of any such claims. Despite the precautions taken by the Company it may be possible for unauthorized third parties to copy or independently develop aspects of its product it considers proprietary. The Company has no patents and existing copyright laws afford only limited product protection.

The Company holds registered trademarks for the Centramax, The Professionals, HealthFone and Referral One names with the United States Patent and Trademark Office.

Market Conditions, Competition and Additional Risk Factors

The healthcare industry in general is extremely competitive. Healthcare expenditures are currently approximately 13% of the gross national product. Many changes in the industry that began in the 1980's will continue through this decade and will transform the way healthcare providers function and the types of healthcare services they provide. The following trends among others, are anticipated to have a strong influence on healthcare in the 1990's:

         .    Integrated health care delivery systems.
         .    Rising national healthcare expenditures.
         .    Reduced reimbursement levels.
         .    Increasing competition among providers.
         .    Shifting healthcare delivery patterns.
         .    Aging population with an increased demand for healthcare services.
         .    Hospital mergers and realignments.

Within the healthcare industry, the Company and its clients are competing directly and indirectly for the business of individuals and businesses interested in healthcare services. The Company believes that hospitals, clinics, group practices, managed care organizations and other healthcare providers are seeking new ways to reduce healthcare costs and to market their services more effectively. Healthcare providers are particularly interested in products which assist in reducing healthcare costs and improve the quality and service of healthcare delivery.

There are a number of software-based systems, health promotion programs, and wellness services being offered to healthcare providers that are perceived by the Company to be direct competitors because they have software systems or services capable of providing health information, database information and producing reports that contain health information similar to the Company's reports or providing benefits similar to the Company's software products and anticipated service bureau offering.

The barriers to entry into this market are relatively low, consisting primarily of the means to develop or otherwise acquire supporting software and medical assessment information; a product responsive to the healthcare providers' particular needs; and a distribution or delivery system for the products and services. In addition, development of similar programs by healthcare providers for use in their own facilities may provide competition for the Company.

In addition the Company believes that the competition of offering medical call centers products or services will begin to increase and that there may be new entrants with substantially greater financial, marketing, technical and other resources than the Company which may adversely impact the Company's ability to compete in the market.

The Company believes that much of its competitive strength lies in its user network and in its ability and experience in providing quality products and services to its market. The Company's user network of healthcare providers affords it a means of quickly reaching a group of healthcare providers who have a proven interest in the types of products the Company supplies and who are familiar with the quality of the products and services the Company supplies. The Company believes that it has demonstrated ability and experience in providing products that are (1) useful in decreasing overall healthcare costs and in improving healthcare service and quality; (2) effective in improving operating efficiency and increasing a healthcare provider's return on expenditures; (3) well supported by the Company's technical expertise; and (4) easy for the healthcare provider to use. The Company believes that these attributes are likely to be attractive to healthcare providers without significant reconfiguration of the products. To the extent the Company offers new products or services or offers its existing products and services in new markets, it expects to face increased competition from competitors with potentially greater financial, marketing or technical resources than the Company. No assurance can be given that the Company is able to compete successfully.

The business of the Company is and will continue to be affected by general economic conditions and is dependent upon both a continued interest to reduce healthcare costs and a continued competitive environment for healthcare providers. In addition, the success of the Company will depend upon its ability to identify and develop sources of revenue in addition to the initial and recurring maintenance and support fees payable from its customers, such as the future development or acquisition and distribution of new products and services.

Key Employees and Management

The Company's success depends on a limited number of key management employees, all of whom are subject to certain post-employment non-competition restrictions of limited duration. The Company believes its continued success will depend on its ability to attract and retain highly-skilled management, marketing, sales and other personnel. Furthermore, the Company's ability to manage change and growth successfully will require the Company to continue to improve its management expertise as well as its financial system and controls.

Principal Customers

The Company has historically marketed its products primarily to hospitals. Recently the Company marketing efforts are expanding to include managed care organizations, physician groups, self-insured employers, integrated delivery systems such as physician hospital organizations (PHOs). The Company does not derive 5% or more of its revenues from any one customer.

Volatility of Operating Results and Stock Price

Revenues and operating results depend primarily on the volume and timing of orders received during each fiscal quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of each fiscal quarter, frequently in the last week. Because a significant portion of the Company's operating expenses are relatively fixed with personnel levels and other expenses based upon anticipated revenues, a substantial portion of which may not be generated until the end of each fiscal quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors could cause variation in operating results from quarter to quarter.

The Company believes that such variations in operating results, or factors such as announcements of developments related to the Company's business, changes in market analyst estimates and recommendations for the Company's Common Stock, changes in government regulations and general conditions in the health care industry and the economy could cause the price of the Company' Common Stock to fluctuate, perhaps substantially. In addition, in the most recent fiscal year, the Company's stock prices have experienced significant price fluctuations.

Employees

As of March 29, 1996, the Company employed a total of approximately 160 full-time employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.


Item 2.  Description of Properties

The Company's corporate offices are located in a twenty-one story office building located in Phoenix Arizona. The Company occupies approximately 23,000 square feet of leased space, for which the lease term for this space expires on December 15, 2002. The Company believes that its existing office space, along with the options to expand its space, will be sufficient to meet its needs for the foreseeable future. The Company also leases approximately 6,500 square feet of office space in Whittier, California which is used by FSG.

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

On January 12, 1996 the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend to those shareholders of record on January 25, 1996.

The Company's certificate of incorporation as amended authorizes 10,000,000 shares of Common Stock. On December 3, 1986, the Company successfully concluded the initial public offering of 1,400,000 shares of Common Stock at $2.50 per share, as adjusted for the 2 for 1 stock split.

The following table of market price information sets forth the range of high and low bid prices for the Company's Common Stock (based on pre-stock split prices) during the past two fiscal years as quoted on NASDAQ. These quotations reflect interdealer prices, without retail markups, mark-downs or commissions, and may not reflect actual transactions.

Market Price

YEAR ENDED:  January 31, 1996

                FIRST          SECOND            THIRD         FOURTH
               QUARTER         QUARTER          QUARTER       QUARTER
               -------         -------          -------       -------

HIGH              3-1/8         2-7/8             5-1/8        16-1/4
LOW               2-1/8         1-3/4             2-3/8         4-1/2

YEAR ENDED:  January 31, 1995

               FIRST           SECOND           THIRD        FOURTH
               QUARTER         QUARTER          QUARTER       QUARTER
               -------         -------          -------       -------

HIGH              5-1/2         4-5/8            4-3/8          4
LOW               3-1/2         3-3/4            2-7/8          2-3/4

The Company has not declared or paid any dividends on its Common Stock to date and does not plan to do so in the foreseeable future. Pursuant to the Company's current credit line the Company is prohibited from paying any dividends. On January 31, 1996, there were approximately 250 shareholders of record of the Company's Common stock

The Company has 2,000,000 shares of authorized Preferred Stock. On August 18, 1992 the Company issued 125,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") at $2.40 per share. Through January 31, 1994, the Company was required to pay a quarterly dividend equal to a certain percent of the Company's gross quarterly revenue (the cumulative percentage based dividend as defined in the Preferred Stock Agreement) beginning with the first quarter of the fiscal year ending January 31, 1994. Effective June 14, 1994, the right to receive dividends on the Preferred Stock (including all accrued but unpaid dividends) was eliminated.

Effective June 14, 1994, each share of the Preferred Stock is convertible, at the option of the holder, into four shares of the Company's Common Stock (after giving effect to the two for one stock split). In addition, the holder of the Preferred Stock is entitled to one vote for each share of Common Stock into which the Preferred Stock is convertible. Upon liquidation or dissolution of the Company, the holder of the Preferred Stock shall have liquidating preferences as to payment for any accrued or unpaid dividend and a fixed amount equal to $2.40 per share of Preferred Stock held by it. Effective June 14, 1994 the Preferred Stock is no longer redeemable and the Preferred Stock is now considered a common stock equivalent for purposes of determining the primary earnings per share.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except as noted herein, all references in this Item 6 to the Company include the Company and its subsidiaries consolidated.

Restated Financial Statements

In connection with the preparation of the Company's financial statements for the year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated its previously reported accumulated deficit for the cumulative effect of these matters. Additionally, the Company's fiscal 1995 quarterly and annual consolidated financial statements and fiscal 1996 quarterly consolidated financial statements have also been restated. See Note 1 of Notes to Consolidated Financial Statements. The information in the following discussion is presented after restatement of the financial statements.

Results of Operations

Net Income

For the fiscal year ended January 31, 1996, the Company had net income of $559,746 compared with a net loss available for common stockholders of $775,727 for the fiscal year ended January 31, 1995. Net income improved significantly primarily as a result of increased initial fee revenue from the Company's medical call center products. Total revenues increased approximately 27% from the fiscal year January 31, 1995, while total operating expenses increased 15%. During the past fiscal year, the Company invested resources to expand and improve its sales and client services function and also invested to support its product development efforts. As a result, operating expenses increased and are expected to continue at the current or at increasing levels. The investment in the sales and client services functions (which are designed to enable to Company to improve product sales to its existing client network) and the investment in product development are part of management's strategy to increase revenues.

The Company's operations for its fiscal year ended January 31, 1995 were adversely affected by two significant fourth quarter events. During the fourth quarter of fiscal 1995 the Company was expecting to finalize a significant agreement with a large hospital organization to assist it to establish in-house medical call centers for its constituent hospitals. The Company had been initially selected as the preferred vendor by this organization and therefore directed significant selling efforts to its constituents hospitals in anticipation of reaching final agreement in January. A final agreement was not signed by the end of January 1995 or thereafter. The second non-recurring event which adversely impacted the Company's operations in fiscal 1995 was the write-off of certain accounts receivable related to the Company's distribution strategy to penetrate the Northeast market (primarily New York and New Jersey).


The Company had entered into agreements with three organizations whereby the organizations agreed to purchase certain of the Company products and utilize the products to establish service contracts with hospitals. The purchasers defaulted on their obligations in the fourth quarter of its fiscal 1995 and the Company wrote-off these accounts, which resulted in $543,240 in bad debt expense.

The Company's operations continue to be affected by consolidation, alliances and mergers in the healthcare market. While there are no assurances, the Company's management believes that its competitive strengths will permit it to continue to compete in its targeted market and that the Company is positioned favorably to take advantage of future opportunities in the healthcare industry. The Company's management also believes its products help healthcare providers improve their services and also help reduce healthcare costs by providing objective information on healthcare issues to individuals thereby enabling them to make informed choices about when, where and how to seek healthcare services and reduce healthcare costs while providing providers with a favorable return on their investment in the Company's products. Nonetheless, the Company's operations may be materially and adversely affected by continuing consolidation, alliances and mergers in the healthcare industry, healthcare reform in the private or public sector, and by future economic conditions.

Revenues and operating results depend primarily on the volume and timing of orders received during each fiscal quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of each fiscal quarter, frequently in the last week. Because a significant portion of the Company's operating expenses are relatively fixed with personnel levels and other expenses based upon anticipated revenues, a substantial portion of which may not be generated until the end of each fiscal quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors could cause variations in operating results from quarter to quarter, which may result in volatility in the price of the Company's common stock.

Revenues. Net revenues for fiscal year 1996 increased approximately 27% to $ 16,891,143 compared to $13,350,268 in fiscal year 1995. The increase in net revenues in fiscal year 1996 from fiscal year 1995 is primarily the result of increased revenues from initial license fees and support fees.

License fees represent revenues primarily from the initial sale of the Company's medical call center products, Centramax Plus and the interactive voice response products. The Company's primary product lines consist of its Centramax, Centramax Plus, Profit Acceleration System(TM) ("PAS") (which includes nine health screening and education products), and its interactive voice response products.

Revenue generated from license fees of the Company's products accounted for approximately 52% of the Company's total revenues in fiscal year 1996 compared to 50% in fiscal year 1995. Revenue from support, materials and services accounted for 48% of the Company's total revenue in fiscal year 1996 compared to 50% in fiscal year 1995. The Company's management believes that revenues from initial license fees will continue to provide a significant amount of the Company's future revenues. The Company is exploring and will continue to explore opportunities to increase recurring revenue and decrease the reliance of operating results on initial fee revenues.

License fees increased to $ 8,845,081 for fiscal year 1996 from $6,647,145 in fiscal year 1995. The increase in initial license fee revenue in fiscal year 1996 from fiscal year 1995 is due primarily to revenue generated from the Company's medical call center products such as Centramax. M Plus and the interactive voice response products. Certain of the Company's products--PAS, The Professionals, Health Direct and HealthFone--are offered on an exclusive basis and therefore as the Company places these products, the number of available markets decreases. Although there are no assurances the Company's management believes that there are still an adequate number of markets available for all of its exclusive products and therefore these products will continue to generate license fee revenue in the foreseeable future, but at a decreasing rate.

Support fees, material and service revenue was $ 8,046,062 in fiscal year 1996, compared to $6,703,123 in fiscal year 1995. Support fees represent charges to customers, as provided for in the Company's license agreements, for continued use of the products and for ongoing software maintenance and enhancements to the products. The support fees generally begin within six months after a customer executes a license agreement. Support fee revenue increased in fiscal year 1996 from fiscal year 1995 due to the increase in the number of customers. The Company believes that as the number of customers it has for all products increases, revenues generated from recurring support fees will continue to increase. Revenues generated from the sale of materials in fiscal year 1996 remained at comparable levels to fiscal year 1995. Material sales represents the sale of printed questionnaires and reports from the Company's PAS and quarterly publication of the Health Direct product. The Company presently does not expect any significant increase or decrease in future revenue from the Health Direct product or material sales to PAS users. Service revenue (which represents strategic and creative services revenue generated from FSG) was approximately $2 million for fiscal 1996 and fiscal 1995.

Operating Expense. Total operating expenses incurred for fiscal year 1996 increased 15% to $16,273,397, compared to $14,153,758 for fiscal year 1995. The primary reason for this increase in total operating expenses in fiscal year 1996 compared to fiscal year 1995 is due to the continued investment made by the Company in selling, product development and support functions and increased expenses associated with FSG operations.

Cost of Revenues. The cost of revenues includes the costs associated with license fees to implement and install the products and costs of materials sold. The cost of initial license fees increased to $2,327,060 in fiscal year 1996, from $1,900,102 in fiscal year 1995. The increase in the cost of initial license fees in fiscal year 1996, compared to fiscal year 1995, is due primarily to the recognition of costs associated with increased sales of the Centramax Plus and the interactive voice response product lines.

The cost of materials sold, which represents the cost of printed questionnaires and reports to PAS users and, the costs associated with the delivery of the Health Direct product and variable cost of delivery of services by FSG, decreased to $1,600,389 in fiscal year 1996, from $1,854,255 in fiscal year 1995. The decrease in the cost of materials in fiscal year 1996 compared to fiscal year 1995, is due to the decreased costs associated with the decreased revenue generated from the Health Direct product and services of FSG.

Selling, Product Development and Support. Selling, product development and support expenses were $9,328,576 in fiscal year 1996, compared to $7,355,514 in fiscal year 1995. The increase in fiscal year 1996 from fiscal year 1995 is due primarily to increased costs associated with the increase in the number of sales and product support and development staff necessary to support the Company's products. The Company intends to continue to invest in product development, service support and sales staffs. In addition as the Company's customer and product support obligations increase, it anticipates that additional staff and office space will be needed. The Company believes that additional staffing and office space will be needed during fiscal year 1997, which in turn will increase operating expenses.

General and Administrative. General and administrative expenses were $1,888,586 in fiscal year 1996, compared to $1,762,454 in fiscal year 1995. The increase in general and administrative expense in fiscal year 1996 from fiscal year 1995 is due primarily to expenses associated with an increase in personnel, general price increases associated with payroll and other general and administrative expenses such as general liability insurance and certain professional services and administration expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $862,286 in fiscal year 1996, compared to $493,870 in fiscal year 1995. The increase in fiscal year 1996 from fiscal year 1995 is due primarily to an increase in the amortization of capitalized software development costs of the Company's Windows-based products.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased to $266,500 for fiscal year 1996, from $787,562 for the fiscal year 1995. The change in the provision for doubtful accounts is adjusted by the Company to reflect potentially uncollectible accounts receivable. The decrease was a result of the one-time write-off of certain accounts which occurred in fiscal year 1995 as previously discussed. The Company believes that the allowance for doubtful accounts is adequate, given the amount of receivables, the payment terms and the Company's history of collecting receivables.

Liquidity and Capital Resources.

As of January 31, 1996, the Company had a working capital deficit (current assets minus current liabilities) of $1,349,989, compared to a working capital deficit of $1,704,367 as of January 31, 1995. The improvement in working capital was primarily caused by the Company's operating improvements for the fiscal year. The Company's accounts receivable balance increased to $5,735,778 at January 31, 1996 from $3,360,909 at January 31, 1995. The Company continues to take steps to reduce payment terms. As a result of expected shorter payment terms, the Company expects improved cash receipts from initial fee receivables although there are no assurances.

On November 13, 1995 the Company obtained a revolving line of credit providing up to $2,000,000. The revolving line of credit bears interest at prime plus 2.5%, is secured by accounts receivable and matures on November 13, 1996. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants as defined in the agreement. The Company also obtained a line of credit of $500,000, from the same lender. The $500,000 line of credit is secured by accounts receivable and equipment equal to the amount borrowed. Interest is paid monthly on the unpaid balance at an annual rate of one percentage point above the bank's prime rate. The line matures in November 1996.

The Company is currently dependent on cash from operations and available proceeds from the $2,000,000 line of credit for its daily operational cash requirements. The Company will be required to renew or replace the line of credit in November, 1996 in order to continue to meet its cash requirements. The Company continues to evaluate opportunities to expand and increase the existing capital available to it and continues to evaluate opportunities to reduce the number of days it takes to collect the initial fee accounts receivable. The Company will continue to seek alternative sources to raise additional capital to support its current operations and launch of the planned medical call center service bureau and other future growth plans, but there are no assurances that the Company will be successful in obtaining additional capital. Creation and operation of the planned medical call center service bureau is dependent upon among other things, acquiring capital to fund the launch and working capital needs of the center.

In July 1995, the Company borrowed $750,000 from a third party lender in the amount of $750,000. The note bore interest at prime plus 5% with a floor of 14% and was paid in full on November 13, 1995. On October 7, 1994 the Company issued an unsecured 12% promissory note to the Series A Convertible Preferred Stockholder in the amount of $100,000. The outstanding principal balance of $84,151 was paid in November 1995. The note was issued to fund advance royalties to a third party to secure the distribution rights to certain pediatric triage guidelines.

In each of its fiscal years ending January 31, 1996 and 1995, the Company offered a discount to its PAS users to prepay monthly support fees for a one year period. In each of these fiscal years, the Company generated approximately $300,000 in cash from the program. Cash from this prepayment program is recognized as revenue over the period benefited, generally a 12-month period.

The Company's operating results continue to be inconsistent on a month-to-month basis and are dependent upon retention and performance of the Company's sales staff, long product sales cycles related in part to pricing of the Company's products and customer budget requirements, and to other factors, such as uncertainties associated with the healthcare market and economic conditions, beyond the control of the Company. The Company, however, will continue to evaluate methods to improve and increase its product distribution channels and to enhance or expand its current product lines. The Company has expanded, and will seek to continue to improve and enhance, its product lines in order to be more responsive to the market. The Company's management believes that quarterly operating results are dependent, and will continue to be dependent, on the initial license fee revenues in the foreseeable future. The Company will continue to focus its efforts on improving cash from operations, increasing recurring revenue and increasing its operating income. The recurring monthly revenue from support fees, material sales and services is currently not sufficient to maintain a break-even level at the Company's current operating expense levels.

The Company intends to continue to invest in product and software development, which will require additional support staff and related operating expenses. The Company has expanded its current office space and has made certain capital commitments related to the additional office space. The Company expects that additional space will be taken and staff will be hired during its current fiscal year (ending January 31, 1997) and additional capital resources will be needed to fund this growth and expansion. In the past the Company has funded its growth primarily through cash from operations and its existing line of credit. The Company believes that additional capital will be necessary to support operations and planned growth in the coming fiscal year, including for implementing its service bureau strategy. There are no assurances the Company will be successful in renewing or replacing its $2,000,000 credit line or in raising additional capital to support planned growth.

"Safe Harbor"  statement under the Private  Securities  Litigation Reform Act of
1995

The discussions above and in Part I include statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are statements other than historical fact, that involve risks and uncertainties. In addition to the factors discussed elsewhere herein, important factors may cause the Company's actual results to differ materially from these and any future forward looking statements by or on behalf of the Company. Those factors include, among others, uncertainties and delays in the development and marketing of new products and services, product and service demand and market acceptance risks, the Company's ability, or not, to obtain required additional financing, the impact of competitive products, services and pricing, continued rapid change and consolidation in the health care market, general changes in economic conditions not presently contemplated, and other factors detailed in the Company's Securities and Exchange Commission filings.

Item 7. Financial Statements

           SEE ATTACHED

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE


PART III

The information required here by Items 9, 10, 11 and 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission no later than May 31, 1995.

Item 13.      Exhibits and Reports on Form 8-K

A.       1.   Financial Statement Pages                                                 Page or Method of Filing

         (1)  Report of Independent Accountants                                                  Page
         (2)  Financial Statements and notes to consolidated financial                           Pages  to
              statements of the Company,  including Balance Sheets as of January
              31,  1995 and  related  Statements  of  Operations,  Stockholders'
              Equity and Cash Flows for each of the years in the two-year period ended January 31, 1995.

All other schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Financial Statements or Notes to the Financial Statements included herein.

         (1) Exhibits required by Item 601 of Regulation S-B are set forth on the Exhibit Index to this report which is hereby incorporated herein by this reference.

         (2) Management contracts and compensatory plans required to be filed as an exhibit list form.

         (a)  Employment Agreements with Dr. Larry Gettman and Jeffrey Zywicki.
              Incorporated by Reference to Exhibit 10.9 of S-18 No. 33-9397-LA.

         (b)  Form of Stock Option Agreement with Key Employees and Officers.
              Incorporated by Reference to Exhibit 10.32 to Form 10-K filed for the year ended January 31, 1989.

         (c)  Form of Stock Option Agreement with Outside Directors.
              Incorporated by Reference to Exhibit 10.33 to Form 10-K for the year ended January 31, 1989.

         (d)  Key Executive Employment and Severance Agreements.  Incorporated
              by Reference to Exhibit 10.44 to Form 10KSB filed for the fiscal year ended January 31, 1994.

         (e)  Employment Agreement with A. Neal Westermeyer.  Incorporated by Reference to Exhibit 10.46 to Form-10-KSB filed for the fiscal year ended January 31, 1994.

B.       Reports on Form 8-K for the fourth quarter of fiscal year 1996

              NONE


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
(Registrant)



By       /s/ Gregory J. Petras
     ------------------------------------------
         Gregory J. Petras
         President, Chief Executive Officer


Date:    May 14, 1996
      -----------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                                Date
- ---------                                   -----                                                ----


/s/ Gregory J. Petras                       President (Principal                                 05-14-96
Gregory J. Petras                           Executive Officer) and Director


/s/ John Delmatoff                          Director                                             05-14-96
John Delmatoff


/s/ Gardiner S. Dutton                      Director                                             05-14-96
Gardiner S. Dutton


/s/ James W. Myers                          Director                                             05-14-96
James W. Myers


/s/ Steven D. Wood, Ph.D.                   Director                                             05-14-96
Steven D. Wood, Ph.D.


/s/ Jeffrey T. Zywicki                      Senior Vice President-Finance,                       05-14-96
Jeffrey T. Zywicki                          Treasurer and Secretary
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                                          Page or
number                Description                                                Method of Filing
- ------                -----------                                                ----------------

  2.1                 Plan of Reorganization and                                 Incorporated by Reference
                      Agreement of Merger                                        to Form 8-k filed July 13, 1994

  3.1                 Certification of Incorporation                             Incorporated by Reference
                                                                                 of the Company to
                                                                                 Exhibit 3.1 of S-18
                                                                                 No. 33-9396-LA

  3.2                 Bylaws of the Company                                      Incorporated by Reference
                                                                                 to Exhibit 3.2 of S-18
                                                                                 No. 33-9396-LA

  4.1                 Specimen Certificate                                       Incorporated by Reference
                      Representing $.001 par value                               to Exhibit 4.1 of S-18
                      Common Stock                                               No. 33-9397-LA

  4.2                 Form of Warrant to the                                     Incorporated by Reference
                      Underwriter                                                to Exhibit 4.2 of
                                                                                 Amendment No. 2 to S-18
                                                                                 No. 33-9397-LA

  4.3                 Form of Warrant to the                                     Incorporated by Reference
                      Advisor                                                    to Exhibit 4.3 of
                                                                                 Amendment No. 2 to S-18
                                                                                 No. 33-9397-LA

10.1                  Confirmation of License and                                Incorporated by Reference
                      Agreement Regarding Purchase                               to Exhibit 10.1 of S-18
                      Option and related letter                                  No. 33-9397-LA
                      agreement dated October 2, 1986

10.2                  Franchising and Licensing                                  Incorporated by Reference
                      Agreement with The Arizona                                 to Exhibit 10.2 of
                      Heart Institute, Ltd.                                      Amendment No. 1 to S-18
                                                                                 No. 33-9397-LA

10.3                  Assignment of Rights to The                                Incorporated by Reference
                      Heart Test                                                 to Exhibit 10.3 of S-18
                                                                                 No. 33-9397-LA

10.4                  Shareholders Contribution and                              Incorporated by Reference
                      Conversion Agreement as                                    to Exhibit 10.4 of S-18
                      Amended, and related notes held                            No. 33-9397-LA
                      by Shareholders and Affiliated

10.5                  Form of Outstanding Warrants                               Incorporated by Reference
                                                                                 to Exhibit 10.5 of S-18
                                                                                 No. 33-9397-LA


Exhibit                                                                          Page or
number                Description                                                Method of Filing
- ------                -----------                                                ----------------

10.6                  Promissory Notes in the                                    Incorporated by Reference
                      Aggregate amount of $100,000                               to Exhibit 10.6 of S-18
                      Principal                                                  No. 33-9397-LA

10.7                  Lease for Company's Office                                 Incorporated by Reference
                      Space dated August 22, 1986                                to Exhibit 10.7 of S-18
                                                                                 No. 33-9397-LA

10.7.1                Amendment to Lease for                                     Incorporated by Reference
                      Company's Office Space dated                               to Exhibit 10.7.1 to Form
                      August 22, 1986                                            10-K filed for the year
                                                                                 Ended January 31, 1987

10.8                  Agreement and Plan of Merger                               Incorporated by Reference
                                                                                 Exhibit 10.8 of S-18
                                                                                 No. 33-9397-LA

10.9                  Employment Agreements with                                 Incorporated by Reference
                      Dr. Larry Gettman and                                      Exhibit 10.9 of S-18
                      Jeffrey Zywicki                                            No. 33-9397-LA

10.10                 Line of Credit Documentation                               Incorporated by Reference
                                                                                 to Exhibit 10.10 of S-18
                                                                                 No. 33-9397-LA

10.11                 Promissory Note in the                                     Incorporated by Reference
                      Principal Amount of $25,801                                to Exhibit 10.11 of S-18
                                                                                 No. 33-9397-LA

10.12                 Company Indemnities                                        Incorporated by Reference
                                                                                 to Exhibit 10.12 of S-18
                                                                                 No. 33-9397-LA

10.13.1               Forms of Franchise                                         Incorporated by Reference
                      Agreement used in 1987                                     to Exhibit 10.13.1 to
                                                                                 Amendment No. 2 of S-18
                                                                                 No. 33-9397-LA

10.13.2               Forms of Franchise                                         Incorporated by Reference
                      Agreement used in 1986                                     to Exhibit 10.13.2 to
                                                                                 Amendment No. 1 and
                                                                                 Amendment No. 2 to S-18
                                                                                 No. 33-9397-LA

10.13.3               Forms of Franchise Agreement                               Incorporated by Reference
                      used in 1985                                               to Exhibit 10.13.3 to S-18
                                                                                 No. 33-9397-LA

10.13.4               Forms of Franchise Agreement                               Incorporated by Reference
                      used in 1984                                               to Exhibit 10.13.4 to S-18
                                                                                 No. 33-9397-LA


Exhibit                                                                          Page or
number                Description                                                Method of Filing
- ------                -----------                                                ----------------

10.13.5               Franchise Agreements Executed                              Incorporated by Reference
                      Agreement                                                  to Exhibit 10.13.5 of S-18
                                                                                 No. 33-9397-LA

10.13.6               Existing Area Franchise                                    Incorporated by Reference
                      Agreement                                                  to Exhibit 10.13.6 of S-18
                                                                                 No. 33-9397-LA

10.13.7               Form of Franchise Agreement                                Incorporated by Reference
                      used by the Company in 1987                                to Form 10-K filed for
                                                                                 year ended January 31,
                                                                                 1988

10.13.8               Form of Franchise Agreement                                Incorporated by Reference
                      used by the Company in 1988                                to Form 10-K filed for the year ended January 31,
                                                                                 1989

10.13.9               Form of Franchise Agreement                                Incorporated by Reference
                      used by the Company in 1989                                to Form 10-K filed for the year ended January 31,
                                                                                 1990

10.14                 Forms of Rescission offers                                 Incorporated by Reference
                                                                                 to Exhibit 10.14 of S-18
                                                                                 No. 33-9397-LA

10.15                 Rescission and Refund Responses                            Incorporated by Reference
                      for internal use of Programs                               to Exhibit 10.15 of S-18
                                                                                 No. 33-9396-LA

10.16                 Agreements with Corporations                               Incorporated by Reference
                      for internal use of Programs                               to Exhibit 10.16 of S-18
                                                                                 No. 33-9397-LA

10.17                 South Dakota and Wisconsin                                 Incorporated by Reference
                      "No Action" letters and certain                            to Exhibit 10.17 of
                      related documents                                          Amendment No. 1 to S-18
                                                                                 No. 33-9397-LA

10.18                 Revised Exhibit A to Form of                               Incorporated by Reference
                      Stock Escrow Agreement required                            to Exhibit 10.18 of
                      by the Arizona Corporation                                 Amendment No. 1 to S-18
                      Commission and Shareholder                                 No. 33-9397-LA
                      lock-up agreements

10.19                 Promissory Note in Principal                               Incorporated by Reference
                      Amount of $50,000 and related                              to Exhibit 10.19 of
                      materials                                                  Amendment No. 1 to S-18
                                                                                 No. 33-9397-LA

10.20                 Agreement with Advisor                                     Incorporated by Reference
                                                                                 to Exhibit 10.20 of
                                                                                 Amendment No. 1 to S-18
                                                                                 No. 33-9397-LA


Exhibit                                                                          Page or
number                Description                                                Method of Filing
- ------                -----------                                                ----------------

10.21                 Notification of Option to                                  Incorporated by Reference
                      Purchase the Personal Fitness                              to Exhibit 10.21 to Form
                      Profile Software                                           10-K filed for the fiscal
                                                                                 year ended January 31, 1987

10.21.1               List of Subsidiaries                                       Page 37

10.22                 Promissory Note in Principal                               Incorporated by Reference
                      Amount of $75,000 for purchase                             to Exhibit 10.22 to Form
                      of Personal Fitness Profile                                10-K filed for the fiscal
                      Software and related materials                             year ended January 31, 1987

10.23                 Employment Agreement with                                  Incorporated by Reference
                      James Wichterman                                           to Exhibit 10.23 to Form
                                                                                 10-Q filed for the quarter ended April 30, 1987

10.24                 Term Note Payable in the                                   Incorporated by Reference
                      Principal Amount of $75,000                                to Exhibit 10.24 to Form
                                                                                 10-Q filed for the
                                                                                 quarter ended April 30, 1987

10.25                 Software Customization and                                 Incorporated by Reference
                      License Agreement with                                     to Exhibit 10.25 to Form
                      Resource Center Enterprises,                               10-Q filed for the
                      Inc. dated May 22, 1987                                    quarter ended July 31, 1987

10.26                 Med Plus Corporation Distribution                          Incorporated by Reference
                      and Sales Agreement dated                                  to Exhibit 10.26 to Form
                      September 19, 1987                                         10-Q filed for the quarter ended October 31, 1987

10.27                 Distribution Agreements                                    Incorporated by Reference
                      for Marketing Consultants                                  to exhibit 10.27 to Form
                                                                                 10-Q filed for the quarter ended October 31, 1987

10.28                 Consulting, Development                                    Incorporated by Reference
                      and License Agreement with                                 to Exhibit 10.28 to Form
                      Humana Inc., dated December                                10-K filed for the year
                      31, 1987                                                   ended January 31, 1988

10.29                 Agreement with Healthscan, Inc.                            Incorporated by Reference
                      to discontinue use of Healthscan                           to Exhibit 10.29 to Form
                                                                                 10-K filed for the year
                                                                                 ended January 31, 1988

10.30                 Stock Option Letter with                                   Incorporated by Reference
                      Jim Wichterman                                             to Exhibit 10.30 to Form
                                                                                 10-K filed for the year
                                                                                 ended January 31, 1988


Exhibit                                                                          Page or
number                Description                                                Method of Filing
- ------                -----------                                                ----------------

10.31                 Employment Agreement with                                  Incorporated by Reference
                      Dan Bergman                                                to Exhibit 10.31 to Form
                                                                                 10-K filed for the year
                                                                                 ended January 31, 1988

10.32                 Form of Stock Option Agreement                             Incorporated by Reference
                      with Key Employees and Officers                            to Exhibit 10.32 to Form
                                                                                 10-K filed for the year
                                                                                 ended January 31, 1989

10.33                 Form of Stock Option Agreement                             Incorporated by Reference
                      with Outside Directors                                     to Exhibit 10.33 to form
                                                                                 10-K filed for the year
                                                                                 ended January 31, 1989

10.34                 Severance Agreement with                                   Incorporated by Reference
                      Gregory J. Petras                                          to Exhibit 10.34 to Form
                                                                                 10-K filed for the year
                                                                                 ended January 31, 1989

10.35                 $100,000 Installment Note                                  Incorporated by Reference
                      Payable to Three Carollo                                   to Exhibit 10.35 to Form
                      Partnership                                                10-Q filed for the quarter ended July 31, 1989

10.36                 Purchase, Consulting and                                   Incorporated by Reference
                      Distribution Agreement with                                to Exhibit 10.36 to Form
                      Micromedex, Inc.                                           10-K filed for the fiscal
                                                                                 year ended January 31, 1991

10.37                 $125,000 Installment Note                                  Incorporated by Reference
                      Payable to Gardiner S. Dutton                              to Exhibit 10.37 to Form
                      as Agent                                                   10-Q for the quarter ended July 31, 1990

10.38                 Asset Purchase Agreement with                              Incorporated by Reference
                      Prentice Hall, Inc. to purchase                            to Exhibit 10.38 to Form
                      Riskscan                                                   July 31, 1990

10.39                 Lease for Company's Office Space                           Incorporated by Reference
                      dated October 1990                                         to Exhibit 10.39 to Form 10-K filed for the
                                                                                 fiscal year ended January 31, 1991

10.40                 Exclusive Distributor Agreement                            Incorporated by Reference to Exhibit
                      with Vim & Vigor, Inc.                                     10.40 to Form 10-K filed for the fiscal year
                                                                                 ended January 31, 1992.

10.41                 Exclusive Agency Agreement                                 Incorporated by Reference to Exhibit
                      with Joseph Stevens Group, Inc.                            10.41 to Form 10-K filed for the
                                                                                 fiscal year ended January 31, 1992


Exhibit                                                                          Page or
number                Description                                                Method of Filing
- ------                -----------                                                ----------------

10.42                 Development and Distribution                               Incorporated by Reference to Exhibit
                      Agreement with Parlay                                      10.42 to Form 10-KSB filed for fiscal
                      International Communication, Inc.                          year ended January 31, 1993

10.43                 Amended and Restated Purchase,                             Incorporated by Reference to Exhibit
                      Consulting and Distribution Agreement                      10.43 to From 10-KSB filed for fiscal
                      with Micromedex, Inc.                                      year ended January 31, 1993

10.44                 Employment Agreement with Gregory J.                       Incorporated by Reference to
                      Petras and Form Other key Executives                       the Form 10-KSB filed for the
                                                                                 fiscal year ended January 31, 1993

10.45                 1988 Stock Option Plan                                     Incorporated by Reference to
                                                                                 1988 Proxy statement

10.46                 Employment Agreement with                                  Incorporated by Reference to
                      A. Neal Westermeyer                                        Exhibit 10.46 to Form 10-KSB
                                                                                 filed for fiscal year ended
                                                                                 January 31, 1994

10.47                 Amendment and Restated Certificate                         Incorporated by Reference to
                      of Designation Agreement of Series A                       the Form 10-QSB filed for the fiscal
                      Preferred Stock dated, June 14, 1994                       quarter ended April 30, 1994

10.48                 Pediatric Protocol Publishing                              Incorporated by Reference to Exhibit
                      Agreement with Barton D. Schmitt M.D.                      10.48 to Form 10KSB for the fiscal
                                                                                 year January 31, 1995

10.49                 Consulting Agreement with                                  Incorporated by Reference to Exhibit
                      Steven Poole, M.D.                                         10.49 to Form 10-KSB for the fiscal
                                                                                 year January 31, 1995

10.50                 First Amendment to Amended and Restated                    Incorporated by Reference to Exhibit
                      Purchase, Consulting and Distribution                      10.50 to Form 10-KSB for the fiscal
                      Agreement                                                  year January 31, 1995

10.51

                  NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
                  AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1996
                  TOGETHER WITH REPORT OF
                  INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To National Health Enhancement Systems, Inc.:


We have audited the accompanying consolidated balance sheet of NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. (a Delaware corporation) and subsidiaries as of January 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended January 31, 1996 and 1995 (as restated - see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health Enhancement Systems, Inc. and subsidiaries as of January 31, 1996, and the results of their operations and their cash flows for the years ended January 31, 1996 and 1995 (as restated see Note 1), in conformity with generally accepted accounting principles.


                                                    ARTHUR ANDERSEN LLP


Phoenix, Arizona,
   May 14, 1996.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                JANUARY 31, 1996

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Note 2)                                                             $  1,477,769
   Accounts receivable, net of allowance for doubtful accounts
     of $691,000 (Notes 2 and 3)                                                                     5,735,778
   Prepaid, deferred expenses and supplies                                                             711,309
                                                                                                   -----------
                  Total current assets                                                               7,924,856

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $1,029,000 (Note 2)                                                     907,890

PROPERTY AND EQUIPMENT, net (Notes 2 and 3)                                                            950,125

EXCESS OF PURCHASE PRICE OVER RELATED NET ASSETS
   ACQUIRED (Notes 1 and 2)                                                                            555,341

OTHER ASSETS (Note 2)                                                                                  430,049
                                                                                                   -----------

                                                                                                  $ 10,768,261
                                                                                                   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of notes payable and obligations under
     capital leases (Notes 1 and 3)                                                               $  1,889,576
   Accounts payable                                                                                    997,842
   Accrued liabilities (Note 5)                                                                      3,077,350
   Deferred revenue (Note 2)                                                                         3,310,077
                                                                                                  ------------

                  Total current liabilities                                                          9,274,845
                                                                                                  ------------
NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of current installments (Note 3)                                                        246,288
                                                                                                  ------------

DEFERRED REVENUE, net of current portion (Note 2)                                                      222,906
                                                                                                  ------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 4 and 6)

STOCKHOLDERS' EQUITY (Notes 1 and 6):
   Series A  convertible  preferred  stock,  $.001 par value,  2,000,000  shares authorized, 125,000 shares issued and outstanding;
     liquidation preference over common stockholders of $2.40 per share                                    125
   Common stock, $.001 par value, 10,000,000 shares authorized,
     4,204,136 shares issued and 3,835,380 shares outstanding                                            3,836
   Capital contributed in excess of par value                                                        3,461,127
   Accumulated deficit                                                                              (2,437,301)
   Less:  treasury stock, 3,568 shares, at cost                                                         (3,565)
                                                                                                  ------------
                                                                                                     1,024,222
                                                                                                  ------------

                                                                                                  $ 10,768,261
                                                                                                  ============

 The accompanying notes are an integral part of this consolidated balance sheet.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995


                                                                                        1996            1995
                                                                                   -------------   -------------
                                                                                                    as restated
                                                                                                      (Note 1)
REVENUES (Note 2):
   License fees                                                                    $   8,845,081   $   6,647,145
   Support fees, marketing services and material sales                                 8,046,062       6,703,123
                                                                                   -------------   -------------

                  Total revenues                                                      16,891,143      13,350,268
                                                                                   -------------   -------------

OPERATING EXPENSES:
   Cost of initial license fees                                                        2,327,060       1,900,102
   Cost of materials sold                                                              1,600,389       1,854,255
   Selling, product development and support                                            9,328,576       7,355,514
   General and administrative                                                          1,888,586       1,762,454
   Depreciation and amortization                                                         862,286         493,870
   Provision for doubtful accounts                                                       266,500         787,562
                                                                                   -------------   -------------

                  Total operating expenses                                            16,273,397      14,153,758
                                                                                   -------------   -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                          617,746        (803,490)

PROVISION FOR INCOME TAXES (Note 7)                                                      (58,000)             -
                                                                                   --------------  -------------

                  Net income (loss)                                                $     559,746   $    (803,490)
                                                                                   =============   ==============

PREFERRED STOCK DIVIDENDS (Note 6)                                                            -           27,763
                                                                                   -------------   -------------

NET INCOME (LOSS) AVAILABLE FOR COMMON
   STOCKHOLDERS                                                                    $     559,746   $    (775,727)
                                                                                   =============   ==============

NET INCOME (LOSS) PER COMMON SHARE (Note 6)
                  Primary                                                          $         .11   $        (.21)
                                                                                   =============   ==============
                  Fully diluted                                                    $         .10   $        -
                                                                                   =============   ==============
WEIGHTED AVERAGE SHARES OUTSTANDING (Note 6)
                  Primary                                                              5,028,367       3,780,346
                                                                                   =============   ===============
                  Fully diluted                                                        5,457,947            -
                                                                                   =============   ===============

  The accompanying notes are an integral part of these consolidated statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995






                                              Series A Convertible                     Capital
                                                Preferred Stock     Common Stock     Contributed
                                               ----------------    ---------------- In Excess of   Accumulated    Treasury
                                               Shares    Amount   Shares     Amount   Par Value      Deficit        Stock    Total
                                               -------- ------- ---------- -------- ------------- ------------- ----------- ------
BALANCE AT JANUARY 31, 1994, as restated
(see Note 1)                                  125,000  $  125   3,652,124  $ 3,652  $ 3,310,726   $(2,221,320)  $(3,565) $1,089,618
  Stock options exercised                          -       -       63,500       64       37,096            -         -       37,160
  Shares released from escrow - FSG (Note 1)       -       -       75,596       76       94,419            -         -       94,495
  Preferred dividends forgiven (Note 6)            -       -           -        -            -         27,763        -       27,763
  Net loss, as restated (Note 1)                   -       -           -        -            -       (803,490)       -     (803,490)
                                               --------   -----  ----------   -------  -----------   -----------   -------  --------

BALANCE AT JANUARY 31, 1995, as restated
(see Note 1)                                  125,000     125   3,791,220    3,792    3,442,241    (2,997,047)   (3,565)    445,546
  Stock options exercised                         -       -        44,160       44       18,886        -              -      18,930
  Net loss                                        -       -           -        -            -         559,746         -     559,746
                                              --------   -----  ----------   -------  -----------   -----------   -------  ---------

BALANCE AT JANUARY 31, 1996                   125,000  $  125   3,835,380  $ 3,836  $ 3,461,127   $(2,437,301)  $(3,565) $1,024,222
                                              ========   =====  ==========   =====    ===========  ============  ======== ==========








  The accompanying notes are an integral part of these consolidated statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995


                                                                                          1996           1995
                                                                                      -----------    -----------
                                                                                                      as restated
                                                                                                        (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $   559,746    $  (803,490)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Depreciation and amortization                                                      862,286        493,870
       Provision for doubtful accounts                                                    266,500        787,562
       Changes in assets and liabilities-
         Increase in accounts receivable                                               (2,478,369)    (1,515,148)
         Decrease (increase) in prepaid, deferred expenses and supplies                  (298,021)        61,052
         Increase (decrease)in accounts payable                                          (325,393)       312,594
         Increase in accrued liabilities                                                1,099,658        213,280
         Increase in deferred revenue                                                     992,233        868,967
                                                                                      -----------    -----------

                  Net cash provided by operating activities                               678,640        418,687
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (152,995)       (90,447)
   Payments for capitalized software and other development costs                         (615,779)      (635,085)
   Increase in other assets                                                              (124,081)       (18,781)
                                                                                      ------------   ------------

                  Net cash used in investing activities                                  (892,855)      (744,313)
                                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                 18,930         37,160
   Proceeds from issuance of notes payable                                              2,606,093      2,850,000
   Principal payments on notes payable and capital leases                              (2,413,804)    (2,237,935)
   Payments of dividends on convertible preferred stock                                    -             (42,431)
                                                                                      -----------    ------------

                  Net cash provided by financing activities                              211,219        606,794
                                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (2,996)       281,168

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          1,480,765      1,199,597
                                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR (Notes 2 and 3)                              $ 1,477,769    $ 1,480,765
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                             $   309,000    $   139,000
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
     INVESTING ACTIVITIES:
       Property and equipment acquired under capital leases                           $   300,488    $   339,681
                                                                                      ===========    ===========

       Pursuant to the acquisition agreement with First Strategic Group, the Company issued 75,596 shares of common stock to the former owners during fiscal 1995 (Note 1).


  The accompanying notes are an integral part of these consolidated statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1996




(1)   ORGANIZATION:

National Health Enhancement Systems, Inc. (the Company) was incorporated in July 1983 as AHI Limited for the purpose of developing, licensing and marketing health evaluation programs to hospitals, medical groups, clinics and physicians. In October 1986, the Company changed its name to National Health Enhancement Systems, Inc. and reincorporated in the State of Delaware. The Company presently distributes proprietary software-supported medical call center products and services designed to enable healthcare providers reduce the costs associated with inappropriate utilization of healthcare and improve service to their customers.

         Acquisition of First Strategic Group, Ltd.

In April 1993, the Company acquired, by merger into a newly formed Company subsidiary, all of the assets and business of First Strategic Group, Ltd. (FSG), a California corporation. The Company paid $50,000 in cash, issued a note payable of $250,000 and issued 755,556 shares of common stock of the Company in exchange for all of the issued and outstanding capital stock of FSG. The note was paid in full during 1993. Of the common stock issued by the Company, 311,112 shares were issued at the time of the merger and 75,596 shares were issued effective February 1, 1994, upon FSG meeting their fiscal 1994 performance target. The remaining shares are held in escrow and will be delivered to the former owners of FSG upon meeting certain performance targets as specified in the agreement. The shares held in escrow are not included in the earnings per share computation as such shares are not deemed outstanding. FSG maintains a market position as healthcare marketing and advertising strategists and emphasizes the role of strategic planning in the healthcare market.

         Restatement of Previously Issued Financial Statements

In connection with its year-end closing, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of software products and related services did not comply, in all respects, with the technical requirements and interpretations of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). Accordingly, the Company has conformed its accounting policy and has retroactively restated its previously issued financial statements for fiscal 1994 and 1995 to give effect to full compliance with SOP 91-1. The cumulative effect of $653,648, has been reflected as an adjustment to the accumulated deficit balance of 1,747,806, as of January 31, 1993 as previously reported. Additionally, the Company's fiscal 1995 and 1996 quarterly consolidated financial statements have also been restated.

The effect of the reevaluation on the Company's fiscal 1994 and 1995 operating results is as follows:

                                             Fiscal 1994                         Fiscal 1995
                                  --------------------------------   --------------------------------
                                    As Reported        As Restated      As Reported      As Restated
                                  ---------------    -------------   ---------------    -------------
Total revenues                    $    11,216,526    $  10,794,076   $    13,061,898    $  13,350,268
Income (loss) before
  provision for income
  taxes                                   634,973          360,381          (985,680)        (803,490)
Net income (loss)                         622,973          348,381          (985,680)        (803,490)
Income(loss) available for
   common stockholders                    454,725          180,133          (957,917)        (775,727)
Income (loss) per share                       .11              .04              (.26)            (.21)
Accumulated deficit                    (1,293,081)      (2,221,321)       (2,250,998)      (2,997,047)
Stockholders' equity                    2,017,857        1,089,627         1,191,595          445,456

Effective January 12, 1996, the Board of Directors authorized a two-for-one stock split of the Company's common stock in the form of a 100% stock dividend to those shareholders of record as of January 25, 1996. All share and per share amounts have been restated for all periods to reflect this split.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiaries.   All  significant  intercompany
transactions have been eliminated in consolidation.

         Cash Equivalents

Cash equivalents consist primarily of investments in bank money market funds. The Company considers investments with initial maturities of three months or less to be cash equivalents.

         Capitalized Software Development Costs

The Company capitalizes software development costs incurred in connection with the development of its software. Amortization expense is provided using the straight-line method over the software's estimated economic life of three years. All research and development costs incurred by the Company prior to establishing technological feasibility are expensed as incurred. Total research and development costs expensed during the years ended January 31, 1996 and 1995, were approximately $673,000 and $593,000, respectively.

         Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets of three to five years. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets.

At January 31, 1996, property and equipment consisted of the following:

         Computer equipment                                                                     $    541,685
         Office furniture and equipment                                                              240,998
         Assets held under capital leases, primarily computer equipment                            1,128,664
         Leasehold improvements                                                                       57,888
                                                                                                ------------
                                                                                                   1,969,235
         Accumulated depreciation                                                                 (1,019,110)
                                                                                                ------------
                                                                                                $    950,125
                                                                                                ============


         Excess of Purchase Price Over Related Net Assets Acquired

The excess of purchase price over related net assets acquired resulted from the acquisition of FSG described in Note 1, and is being amortized over ten years using the straight-line method. Amortization expense was approximately $77,000 for each of the years ended January 31, 1996 and 1995.

         Other Assets

Other assets include approximately $157,000 representing accounts receivable from customers with terms in excess of one year. These accounts are generally due over periods ranging from 18 to 36 months. Interest has been imputed on these amounts at 10%.

         Revenue Recognition

Revenue on sales of the Company's software products and related services is recognized in accordance with SOP 91-1. Accordingly, initial license fees are recognized as revenue when the Company receives an executed license agreement and all material services and conditions (primarily delivery of the software) relating to the sale have been substantially performed. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge is unbundled from the license fee at its fair value and is deferred and recognized over the contract support period. The associated costs incurred by the Company related to providing such support, primarily royalty fees incurred to maintain the currency of medical technical data included in the Company's software products, is also deferred and recognized over the period benefited. Deferred costs totaled $470,000 at January 31, 1996. Revenues for annual renewals of support contracts are recognized over the term of the related contracts, generally 12 months. Revenue for strategic plans and marketing projects performed by FSG is recognized on the percentage-of-completion method. The percentage complete is determined by relating costs incurred to the estimated total costs at completion. When the estimate for a specific service indicates a loss, the entire loss is recognized. Deferred revenue includes amounts which represent the excess of billings to date over the amount of costs and profit recognized on the remaining jobs in progress. Deferred revenue also reflects the prepayment of support fees and materials by licensees.

         Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information About Financial Instruments With Off-Balance Sheet Risk and Financial Investments With Concentrations of Credit Risk," consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure to any one financial institution.

The Company sells its products and services to customers in the healthcare industry throughout the United States. Concentrations of credit risk with respect to accounts receivable are limited due to the geographic diversity and large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers, but does not required collateral to support receivable balances. An allowance for doubtful accounts has been established based on factors surrounding the credit risk of specific borrowers, historical trends and other information.

         Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

         Fair Value of Financial Instruments

The  Company's  financial  instruments  as defined  by  Statement  of  Financial
Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The Company's notes payable bear interest at rates indexed to the prime rate; therefore, the carrying amounts approximate fair value.


         Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121), which is required to be adopted by the Company in fiscal 1997, requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. Management does not expect the adoption of SFAS No. 121 to have a material effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), is required to be adopted by the Company in fiscal 1997. As permitted by SFAS No. 123, the Company will continue to account for stock transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Therefore, this statement is not expected to have a material effect on the Company's financial position or results of operations. SFAS No. 123 requires companies which do not choose to account for the effects of stock based compensation in the financial statements to disclose the pro forma effects on earnings and earnings per share as if such accounting had occurred.

(3)   NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES:

Notes payable and obligations under capital leases at January 31, 1996, were as follows:

     Revolving line of credit,  advances not to exceed the calculated  borrowing base, as defined, or $2,000,000, interest at Wall Street Journal prime rate plus 2.5% (11% at January 31,  1996),  matures  November  1996,  secured by substantially  all  assets  of the  Company,  including  eligible  accounts
     receivable, as defined                                                                  $  1,356,073

     Note payable to bank,  interest at Wall Street  Journal prime rate (8.5% at
     January 31, 1996),  matures November 1996,  secured by accounts  receivable
     and equipment                                                                                250,000


     Obligations  under capital leases,  interest rates ranging from 11% to 28%,
     maturities through November 1999, secured by computers and other equipment                   529,791
                                                                                             -------------
                                                                                                2,135,864
     Less- Current installments                                                                (1,889,576)
                                                                                             -------------
                                                                                             $    246,288
                                                                                             =============

The lines of credit and note payable agreements require the Company to maintain compliance with certain covenants including, among others, a debt to net worth a minimum quick ratio and a minimum tangible net worth, as defined in the agreement. At January 31, 1996, the company was not in compliance with the debt to net worth requirement. The lender has waived compliance with this covenant through August 1996.

Future maturities of notes payable and obligations under capital leases are as follows as of January 31, 1996:

                                                   Notes             Capital
  Fiscal Year                                     Payable            Leases

    1997                                      $   1,606,073      $    336,756
    1998                                                 -            173,354
    1999                                                 -             56,284
    2000                                                 -             33,372
    2001                                                 -              5,443
                                              -------------      ------------
                                                  1,606,073           605,209
    Less - Amounts representing interest               -              (75,418)
                                              -------------      -------------

                                              $   1,606,073      $    529,791
                                              =============      ============

(4)   COMMITMENTS:

The Company leases its office facilities and certain equipment under noncancelable operating leases expiring through fiscal 2001. The leases include options to extend for additional periods at the then prevailing market rates. Rent expense was approximately $229,000 and $296,000 for the years ended January 31, 1996 and 1995, respectively. Future minimum payments under these leases are as follows as of January 31, 1996:

                Fiscal Year

                   1997                            $    378,000
                   1998                                 392,000
                   1999                                 417,000
                   2000                                 443,000
                   2001                                 408,000
                   Thereafter                           412,000
                                                   ------------

                                                   $  2,450,000
                                                   ============

The Company has entered into certain exclusive agreements with product support vendors which require the payment of royalties on products sold and also require minimum annual purchases of products to maintain the exclusivity associated with these agreements. Future minimum obligations under these agreements are as follows as of January 31, 1996:

                Fiscal Year

                   1997                            $   2,082,000
                   1998                                2,283,000
                   1999                                2,504,000
                   2000                                2,722,000
                   2001                                2,939,000
                   Thereafter                          2,214,000
                                                   -------------

                                                   $  14,744,000
                                                   =============

(5)   ACCRUED LIABILITIES:

Accrued liabilities at January 31, 1996, were as follows:

                  Accrued product cost of sales            $     921,888
                  Accrued payroll and commissions                642,913
                  Accrued royalties (Note 4)                     869,622
                  Other accrued liabilities                      642,927
                                                           -------------

                                                           $   3,077,350
                                                           =============
(6)   STOCKHOLDERS' EQUITY:

         Stock Option Plan

During the fiscal year ended January 31, 1989, the Company adopted the 1988 Stock Option Plan (the Plan). The Plan, as amended, will terminate in May 1998 and provides for the grant of 700,000 incentive and 700,000 nonqualified stock options and 200,000 shares to be issued at the Board's discretion. The Company has reserved 1,600,000 shares of common stock for exercise of options under the Plan. Key employees are eligible for both incentive and nonqualified stock options. Officers and outside directors are eligible only for nonqualified stock options. The Board of Directors, within the limits of the provisions of the Plan, shall determine the period over which granted options become exercisable.

A summary of stock option activity under the Plan for the two years ended January 31, 1996 follows:


                                                                                 Options Outstanding
                                                          Options          -------------------------------
                                                         Available                             Exercise
                                                         For Grant         Shares              Price Range
                                                       ------------      -----------           ------------
         Balance at January 31, 1994                        199,500        1,068,000           $.13 - $1.44
              Granted                                      (317,000)         317,000            $1.31-$1.81
              Exercised                                          -           (63,500)             $.44-$.77
              Canceled                                      232,000         (232,000)
                                                       ------------      -----------

         Balance at January 31, 1995                        114,500        1,089,500           $.13 - $1.81

              Increase in shares reserved                   200,000          -
              Granted                                      (207,000)         207,000          $1.15 - $1.31
              Exercised                                          -           (40,500)           $.35 - $.72
                                                       ------------      -----------

         Balance at January 31, 1996                        107,500        1,256,000           $.13 - $1.81
                                                       ============      ===========

Options for 790,250 shares were exercisable at January 31, 1996.

         Series A Convertible Preferred Stock

On August 18, 1992, the Company issued 125,000 shares of Series A Convertible Preferred Stock (the Preferred Stock) at $2.40 per share. The Company was required to pay a quarterly dividend equal to a certain percentage of the Company's gross quarterly revenue (the cumulative percentage based dividend as defined in the Preferred Stock Agreement) through January 31, 2001. Effective February 1, 1994, the Preferred Stock Agreement was amended. Pursuant to the amendment, each share of the Preferred Stock shall be, at the option of the holder, convertible into four shares of the Company's common stock. In addition, the holder of the Preferred Stock is entitled to four votes for each share of Preferred Stock. Upon liquidation or dissolution of the Company, the holder of the Preferred Stock shall have liquidating preferences equal to $2.40 per share of Preferred Stock. The amendment eliminated all rights to receive dividends subsequent to the effective date. The amount of accrued and unpaid dividends of $27,763 at January 31, 1994, was reclassified to retained earnings.

         Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding. The number of weighted average shares of common stock outstanding during 1995, does not include certain common stock equivalents (Preferred Stock and options) as their effect on earnings per share would be antidilutive. Fully diluted earnings per share is not presented for 1995, as the impact of the Preferred Stock and options is anti-dilutive.

(7)  INCOME TAXES:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No.
109). SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences between financial reporting and taxable income, carryforwards available and enacted tax law.

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                                  1996             1995
                                                                             -------------     -------------
   Expected income tax expense (benefit) at 34%                              $     210,000     $   (273,000)
   Reconciling items:
     State income taxes, net of federal income tax benefit                          40,000          (50,000)
     Amortization of excess purchase price and other                                40,000           53,000
     Increase in valuation allowance                                                    -           270,000
     Other, including effect of utilizing a net operating
       loss carryforwards in accordance with SFAS No. 109                         (232,000)               -
                                                                             -------------     ------------

   Current provision for income taxes, of which
     $18,000 is federal and $40,000 is state in 1996                         $      58,000     $          -
                                                                             =============     ============

The components of net deferred taxes as of January 31, 1996, are as follows:

     Deferred tax assets (liabilities):
       Allowance for doubtful accounts                      $     276,000
       Accrued liabilities                                        348,000
       Deferred revenue                                           515,000
       Net operating loss and AMT credit carryforwards            119,000
       Capitalized software costs                                (399,000)
       Tax depreciation in excess of book depreciation            (85,000)
       Valuation allowance                                       (774,000)
                                                            --------------

                                                            $        -
                                                            ==============

A valuation allowance is provided when it is uncertain that some portion or all of the deferred tax asset will be recognized. The valuation allowance decreased during the year ended January 31, 1996, due to the Company's fiscal 1996 operating results.

As of January 31, 1996, the Company had remaining net operating loss carryforwards for federal and state income tax purposes of approximately $300,000 to offset future taxable income, expiring through the year 2007, of which approximately $60,000 is subject to special limitations as to use pursuant to state income tax regulations.