Form 10QSB/A
period 1995-04-30
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1996-05-16
CIK 804368

FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment - 1


(Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended April 30, 1995 .

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934   Commission   file   number  for  the   transition   period  from
_________________ to _______________

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

The number of shares of the Issuer's Common Stock outstanding at June 2, 1995 was 4,163,636 Shares.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-QSB/A

                                                                        PAGE NO.
PART I.      FINANCIAL INFORMATION

   ITEM I.     Consolidated Financial Statements

               Consolidated Balance Sheet at April 30,1995                 3

               Consolidated Statements of Operations for
               the three months ended April 30, 1995 and 1994              4

               Consolidated Statements of Cash Flows for
               the three months ended April 30, 1995 and 1994              5

               Notes to Consolidated Financial Statements                  6

   ITEM 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.              9


PART II.  OTHER INFORMATION

    ITEM 6.     Exhibits and Reports on Form 8-K                          12


                Signatures                                                16

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET- APRIL 30, 1995

                                   (Unaudited)



                                     ASSETS

                                                           April 30 ,1995
                                                          ---------------
CURRENT ASSETS:
  Cash and cash equivalents, including a $ 500,000
    compensating balance (Note 2)                         $    1,160,498
  Accounts receivable, less allowance for doubtful
    accounts of $ 612,432   (Note 2)                           3,314,921
  Prepaid expenses and supplies                                  781,211
                                                               ---------
        Total current assets                                   5,256,630

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, less
  accumulated amortization of $ 695,496                          668,068

PROPERTY AND EQUIPMENT (net)                                     798,857

EXCESS OF PURCHASE PRICE OVER RELATED NET
     ASSETS ACQUIRED                                             612,119

OTHER ASSETS                                                      61,733
                                                               ---------
                                                          $    7,397,407
                                                               =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current installments of notes payable and obligations   $      891,946
         under capital leases ( Note 2)
  Accounts payable                                               958,785
  Accrued liabilities  (Note 3)                                2,648,017
  Deferred revenues                                            2,205,336
                                                               ---------

                         Total current liabilities             6,704,084


NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES,
   excluding current installments (Note 2)                       186,442

DEFERRED REVENUES , net of current portion                       273,164



STOCKHOLDERS' EQUITY
  Convertible Preferred stock, $.001 par value
    1,000,000 shares authorized and 125,000 issued and
    outstanding - liquidation preference over common
    stockholders of $2.40 per share (Note 4)                         125
   Common stock, $.001 par value, 5,000,000
     shares authorized, 4,163,636 shares issued
     and 3,791,220 outstanding                                     3,791
   Capital contributed in excess of par value                  3,440,301
   Accumulated deficit                                        (3,206,935)
   Less treasury stock, 3,568 shares at cost                      (3,565)
                                                               ---------
                        Stockholders' equity                     233,717
                                                               ---------
                                                           $   7,397,407
                                                               =========
        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                Three Months Ended April 30,
                                                  1995               1994
                                                  ----               ----
REVENUES
   Initial license fees                  $     1,678,863        $  1,888,914
   Support, marketing services
          and material sales                   1,825,789           1,703,134
                                               ---------           ---------
Total revenues                                 3,504,652           3,592,048


OPERATING EXPENSES
   Cost of license fees                          545,666             565,921
   Cost of marketing services
          and materials sold                     294,094             436,518
   Selling, product support
          and development                      2,271,944           1,769,108
   General and administrative                    390,893             335,613
   Depreciation and amortization                 179,872              78,853
   Provision for doubtful accounts                45,000              56,400
                                               ---------           ---------
Total operating expenses                       3,727,468           3,242,413
                                               ---------           ---------
Income ( loss ) before income taxes             (222,816)            349,635

Income taxes                                    -                       -
                                               ---------           ---------
NET INCOME (LOSS)                        $      (222,816)       $    349,635
                                               =========           =========

Net income (loss) per common share                ($0.06)              $0.07
                                               =========           =========

WEIGHTED AVERAGE SHARES OUTSTANDING(*)         3,791,220           4,902,826
                                               =========           =========

(*) Adjusted to reflect a two for one stock split in January 1996.
        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                 Three Months Ended April 30,
                                                                  1995                 1994
                                                                  ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  (loss)                                        $    (222,816)       $    349,635
                                                                  -------             -------
 Adjustments to reconcile  net income (loss)
     to net cash provided by (used in) operating activities:
  Depreciation and amortization                                   179,872              78,853
  Provision for doubtful accounts                                  45,000              56,400
  (Increase) decrease in accounts receivable                          988          (1,143,338)
  (Increase) decrease in prepaid expenses and supplies           (367,923)            (14,476)
  Increase (decrease) in accounts payable                        (364,450)             90,197
  Increase (decrease) in accrued liabilities                      670,324              20,275
  Increase (decrease) in deferred revenues                        (62,253)            222,497
  (Increase) decrease in other assets                             407,235                  -
                                                                  -------             -------

     Net cash provided by (used in) operating activities          285,977            (339,957)
                                                                  -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in capitalized software development costs                 -                (35,450)
  Purchases of property and equipment                             (41,549)             (2,696)
                                                                  -------             -------


          Net cash used in investing activities                   (41,549)            (38,146)
                                                                  -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                            -                 14,380
  Proceeds from line of credit                                    775,000             400,000
  Principal payments on line of credit                         (1,275,000)           (150,000)
  Principal payments on notes payable                             (64,695)            (24,948)
  Payments on preferred dividend                                     -                (42,431)
                                                               ----------            --------
     Net cash provided by (used in)  financing activities        (564,695)            197,001
                                                               ----------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (320,267)           (181,102)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,480,765           1,199,597
                                                                ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $1,160,498        $  1,018,495
                                                                =========           =========


        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

Note 1

In connection with the preparation of the Company's financial statements for the fiscal year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of its software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated its previously reported accumulated deficit for the cumulative effect of these matters. Additionally, the Company's fiscal 1995 annual consolidated financial statements and its fiscal 1996 quarterly consolidated financial statements have also been restated. The effect of the change on the Company's operating results for the quarter ended April 30, 1995 and 1994 is as follows:

                                                                                Quarter ended April 30
                                                                    1995                                       1994
                                                     --------------------------------------- --------------------------------------
                                                     As Reported       As Restated             As Reported         As Restated


Total revenues                                     $ 4,227,795          $ 3,504,652             $ 3,268,874          $ 3,592,048

Income (loss) before provision for income taxes    $   168,119          $  (222,816)            $   140,884            $ 349,635

Net income (loss)                                  $   168,119          $  (222,816)            $   140,884            $ 349,635

Income (loss) per share (*)                        $       .03          $     (.06)             $       .03            $     .07

 (*) After giving effect for a 2 for 1 stock split completed in January 1996.

The consolidated financial statements, which include the accounts of National Health Enhancement Systems, Inc. and its wholly owned subsidiaries (collectively the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position, results of its operations, and cash flows for the periods presented.

Certain financial statement items from prior periods have been reclassified to be consistent with the current period financial statement presentation. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Company's Annual Report on Form 10-KSB/A filed for the fiscal year ended January 31, 1995 with the Securities and Exchange Commission.

The results of operations for the period ended April 30, 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2

Notes Payable and Obligations Under Capital Leases:
                                                                                     April 30, 1995

Bank lines of credit, interest at the bank's prime rate payable monthly
      (see below)                                                                      $   500,000

Note payable to bank, interest at the bank's prime rate plus 1.5% with an
      8.0% floor (8.0% at April 30, 1995)                                                   11,390

Note   payable to bank,  interest  at the bank's  prime rate plus 3.0%, matures October 1995, guaranteed by two officers of FSG, secured by accounts
       receivable and equipment                                                              6,461

Note payable to preferred stockholder, interest at 12% matures October
       1995, unsecured                                                                      84,151

Obligations under capital  leases,  interest  rates ranging from 11% to
       28%, maturities through November 1999,
       secured by computer and other equipment                                             476,386
                                                                                         ---------
                                                                                         1,078,388
Less Current installments                                                                 (891,946)
                                                                                       -----------
                                                                                       $   186,442
                                                                                       ===========


The lines of credit bear interest at prime plus 1% (with a 7.5% floor) payable monthly, are due on demand, and are secured by a compensating cash deposit and by the Company's accounts receivable.

At January 31, 1995, the Company was not in compliance with certain covenants under these agreements. The bank has waived compliance with these convenants through the maturity dates of these agreements (May 1995). As a result the aggregate amount available under the lines was reduced from $1 million at January 31 ,1995 to $725,000. One line of credit for $325,000 has been reduced to $225,000 and has been renewed through July 31, 1995. The bank has renewed the other $500,000 line of credit through May 16, 1996. The bank lines of credit are collateralized by a $500,000 deposit with the bank and accounts receivable. The deposit is included in cash and cash equivalents in the accompanying consolidated financial statements.

Future maturities of notes payable and capital leases are as follows as of April 30, 1995:

                                          Notes Payable      Capital Leases
                                          -------------      ---------------
     1996                                 $      602,002      $      301,895
     1997                                              -             208,067
     1998                                              -              33,491
     1999                                              -               6,288
     2000 and later                                    -               3,369
                                           -------------      --------------
                                                 602,002             553,110
Less:  Amount Representing Interest                    -             (76,724)
                                           -------------      --------------
                                          $      602,002      $      476,386
                                          ==============      ==============



Note 3

Accrued Liabilities consist of the following:
                                                      April 30, 1995
                                                      --------------
Accrued product cost of sales                         $     990,827
Accrued commissions                                         246,880
Accrued royalties                                           795,350
Other accrued liabilities                                   614,960
                                                      -------------
                                                      $   2,648,017
                                                      =============

Note 4            Convertible Preferred Stock

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

Note 5            Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS No. 109), "Accounting for Income Taxes", SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences in financial reporting and taxable income, carry forwards available and enacted tax law.

The components of deferred taxes as of April 30, 1995 are as follows:


                Allowance for doubtful accounts                  $ 245,000
                Tax depreciation in excess
                      of book depreciation                         (78,000)
                Capitalized software costs                        (264,000)
                Accrued Liabilities                                275,000
                Deferred revenues                                  578,000
                Net operating loss carry forward                   376,000
                Valuation allowance                             (1,132,000)
                                                                ----------

                                                                 $    0
                                                                 ==========

A valuation allowance is provided when it is uncertain that some or all of the deferred tax asset will be recognized. As of April 30, 1995 the increase in the valuation allowance since Janaury 31, 1995 results from changes in temporary differences and net operating loss carryforwards..

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

In connection with the preparation of its financial statements for the year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated its previously reported accumulated deficit for the cumulative effect of these matters. Additionally, the Company's fiscal 1995 annual consolidated financial statements and fiscal 1996 quarterly consolidated financial statements have also been restated. See Note 1 of Notes to consolidated financial statements. The information in the following discussion is presented after restatement of the financial statements.

Results of Operations

Income. For the quarter ended April 30, 1995, the Company had net loss of $222,816 compared to net income of $349,635 for the quarter ended April 30, 1994.

During the past fiscal year ended January 31, 1995, and continuing through the first quarter ended April 30, 1995 the Company invested resources to expand and improve its sales and client services functions and also invested to support its product development efforts which were primarily focused on the development of its new WindowTM-based Centramax and Centramax Plus products, development of an expanded interactive voice response product line and a Pediatric product line. As a result, operating expenses increased and are expected to continue at current or increasing levels. The Company believes it will be necessary to continue to invest resources to support the Company's growth plans and client obligations. The investment in the sales and client services functions (which are designed to enable the Company to improve product sales to its existing client network) and the investment in product development is part of management's strategy to increase revenues. While management believes this strategy will result in increased revenues, there are no assurances that future revenues will increase.

The Company's operations are also currently being affected by consolidation, alliances and mergers in the healthcare market. Nonetheless, and while there are no assurances, the Company's management believes that its competitive strengths will permit it to continue to compete in its targeted market and that the Company is positioned favorably to take advantage of future opportunities in the healthcare market The Company's management believes that healthcare reform at the federal government level has decelerated; however, the Company believes that healthcare reform will result in a shift to managed care at the local level. The Company's management also believes its products help healthcare providers improve their services and also help reduce healthcare costs by providing objective information on healthcare issues to individuals thereby enabling them to make informed choices about when, where and how to seek healthcare services and reduce healthcare costs while providing healthcare providers with a favorable return on their investment in the Company's products. Nonetheless, the Company's operations may be materially and adversely affected by continuing consolidation, alliances and mergers in the healthcare industry, healthcare reform in the private or public sector, and by future economic conditions.

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

Revenues. Total revenues decreased approximately 2% to $3,504,652 for the quarter ended April 30, 1995 from $3,592,048 for the quarter ended April 30, 1994. The decrease was attributed primarily to a decrease in revenues generated from license fees.

License fees consist primarily of revenues from the initial sale of the Company's products: Centramax, Centramax Plus, The Professionals, the Profit Acceleration System(TM) ("PAS") (which includes nine health screening and education products), and three voice response products. Revenue from license fees decreased approximately 11% to $1,678,863 for the quarter ended April 30, 1995, from $1,888,914 for the quarter ended April 30, 1994.

Support fees, marketing services and material sales revenue increased approximately 7% to $1,825,789 for the quarter ended April 30, 1995, from $1,703,134 for the quarter ended April 30, 1994. Support fees represent charges to the Company's licensees, as provided for in the Company's license agreements, for a continued license to use the products and for ongoing software maintenance and enhancement to the products. The support fees generally begin within six to twelve months after a customer executes a license agreement. Revenue generated from support fees increased for the quarter ended April 30, 1995 compared to the quarter ended April 30, 1994, primarily as a result of the increase in the number of customers. The Company believes that as the number of customers it has for all products increases, revenues generated from support fees will continue to increase. Revenues generated from the sale of materials represent the sale of printed questionnaires and reports from the Company's PAS and Health Direct products. The revenue from the sale of materials for the quarter ended April 30, 1995 decreased from the quarter ended April 30, 1994. The Company presently does not expect any significant increase or decrease in future revenues associated with the PAS product and Health Direct products. Marketing services represents revenue from strategic and creative services provided and generated by FSG. Revenues from marketing services for the quarter ended April 30, 1995 were comparable to the quarter ended April 30, 1994.

Operating Expense. Total operating expenses increased approximately 15% to $3,727,468 for the quarter ended April 30, 1995 from $3,242,413 for the quarter ended April 30, 1994. Total operating expenses increased primarily due to increases in the costs associated with certain selling, product support and development expenses due to an increase in the Company's sales staff, customer base and related product support obligations and expenses associated with FSG operations.

Cost of License Fees and Materials Sold. The cost of initial license fees decreased to $545,666 for the quarter ended April 30, 1995 from $565,921 for the quarter ended April 30, 1994. The decrease is due to a decrease in variable costs associated with the decrease in initial fee revenue.

Cost of materials sold, which includes the cost of printed report forms and questionnaires sold to PAS licensees and the costs of materials associated with the Health Direct product decreased to $294,094 for the quarter ended April 30, 1995 from $436,518 for the quarter ended April 30, 1994. The decrease is also a result of a reduction of outside services associated with the revenues generated from the marketing services.

Selling, Product Support and Development. Selling, product support and development expenses increased to $2,271,944 for the quarter ended April 30, 1995 from $1,769,108 for the quarter ended April 30, 1994. The increase is primarily attributable to increases in the Company's sales, product development and client support staff and services functions and FSG operations.

General and Administrative. General and administrative operating expenses increased to $390,892 for the quarter ended April 30, 1995 from $335,613 for the
quarter  ended  April  30,  1994.  The  increase  is   attributable
to general inflationary increases and to general increases in office space rent, professional liability insurance, professional services and other general operating expenses associated with FSG.

Depreciation and Amortization. Depreciation and amortization expense increased to $179,872 for the quarter ended April 30, 1995 from $78,853 for the quarter ended April 30, 1994. This increase is primarily attributed to the amortization expense associated with the Company's WindowTM - based product which was released in January 1995.

Liquidity and Capital Resources.

As of April 30, 1995, the Company had a working capital deficit (current assets minus current liabilities) of $1,447,454, compared to a working capital deficit of $1,704,367 as of January 31, 1995. The improvement in working capital was primarily caused by the Company's operating loss for the fiscal quarter and a reclassification of certain long term receivables to current. The Company's accounts receivable balance decreased to $3,314,921 at April 30, 1995 from $3,681,909 (which includes $321,000 in long term accounts receivable) at January 31, 1995. During the first nine months of the Company's fiscal year it experienced that payment of the initial license fees was often deferred, on a negotiated basis, for a period after the license agreements were executed. During the Company's last quarter of its fiscal year ended January 31, 1995, the Company has taken steps to reduce payment terms and as a result of these steps the number of days to collect payment of the initial fees has begun to decrease.

The Company has two lines of credit with a bank providing an aggregate amount of $725,000 as of April 30, 1995. A $225,000 credit line is secured by accounts receivable and a $500,000 line of credit is secured by cash balances equal to the amount borrowed. Interest is paid monthly on the unpaid balance at an annual rate of one percentage point above the bank's prime rate with a 7.5% floor. Due to the Company's fiscal 1995 operating loss and resulting noncompliance with certain borrowing covenants, the bank had reduced the line of credit secured by accounts receivable from $500,000 to $225,000. This $225,000 line of credit expires on July 31, 1995. If the Company is not successful in securing an extension on the line of credit and in obtaining an increase in the line of credit, it will have to seek additional sources of capital for general working capital purposes.

The Company is currently dependent on the established bank lines of credit for its daily operational cash requirements. The Company is in the process of evaluating opportunities to reduce the number of days it takes to collect the initial fee accounts receivable. If the credit line is further reduced or terminated, or if the Company is not successful in reducing the number of days to collect on its outstanding accounts receivable, additional capital will be required. The Company continues to seek alternative sources to raise additional capital to support its general working capital needs. There are no assurances that the Company will be successful in obtaining additional capital, and the failure to obtain additional capital would have an adverse impact on the Company's ability to meet its operating requirements and the Company would have to materially cut back its operations.

In each of its fiscal years ending January 31, 1995 and 1994, the Company offered a discount to its PAS users to prepay monthly support fees for a one year period. In each of these fiscal years, the Company generated approximately $300,000 in cash from the program. Cash from this prepayment program is recognized as revenue over the period benefited, generally a 12-month period.

Effective June 14, 1994 the Company amended the applicable Certificate of Designation, which eliminated the Company's obligation to pay preferred dividends on the Series A Convertible Preferred Stock, including all accrued and unpaid dividends. Elimination of the preferred dividends will reduce cash outflows by approximately $285,000 in future periods. The amendment also increased the number of common shares into which each preferred share is convertible from one share to four shares and eliminated the Company's redemption right.

On October 7, 1994 the Company issued a promissory note to the Series A Convertible Preferred Stockholder in the amount of $100,000. The amount is due and payable on October 16, 1995. The interest rate is twelve percent (12%) per annum, and the note is unsecured. The note was issued to fund advance royalties to a third party to secure the distribution rights to certain pediatric triage guidelines.

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

The Company has expanded and will continue to improve and enhance its product lines in order to be more responsive to the market. The Company's management believes that quarterly operating results are dependent and will continue to be dependent on the initial license fee revenues in the foreseeable future. The Company will continue to focus its efforts on improving cash from operations, recurring revenue and increasing its operating income. The recurring monthly revenue from support fees, material sales and services is currently not sufficient to maintain a break-even level of the Company's current operating expense levels.

Additional support staff requirements and related operating expenses will be dependent on sales levels of the Company's products. The Company expects that additional space will be taken and staff will be hired during its current fiscal year (ending January 31, 1996) and additional capital resources will be needed to fund this growth and expansion. In the past the Company has funded its growth primarily through cash from operations and its existing bank line of credit. The Company believes that while its current operations can be supported by available resources, provided that adequate working capital financing arrangements are obtained, growth of the Company's business may no longer be funded solely by internal operations. The Company is currently evaluating ways to generate additional sources of capital, including obtaining a line of credit through asset-based financing of its accounts receivable and a future secondary stock offering. Although management believes that available borrowings, the additional working capital arrangements currently being sought, coupled with cash flow from operations will be adequate for its operating needs for fiscal 1996, there are no assurances the Company will be successful at raising additional capital.

PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K

              a.       Exhibits required by Item 601 of Regulation S-B.

                       NONE

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     National Health Enhancement Systems, Inc.
                                     (Registrant)



Date:     May 14, 1996               /s/  Gregory J. Petras
      --------------------           ----------------------
                                     Gregory J. Petras, President and
                                     Chief Executive Officer


Date:      May 14, 1996              /s/  Jeffrey T. Zywicki
      ----------------------         -----------------------
                                     Jeffrey T. Zywicki, Senior Vice President
                                     Finance and Treasurer