Form 10QSB/A
period 1995-07-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1996-05-16
CIK 804368

FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   Amendment 1


(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended July 31, 1995 .

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

The number of shares of the Issuer's Common Stock outstanding at September 8, 1995 was 2,081,818 Shares.
                                                                    Page 1 of 16
                                                              Exhibit on Page 16


           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-QSB/A

                                                                                                  PAGE NO.

PART I.        FINANCIAL INFORMATION

  ITEM 1.      Consolidated Financial Statements

               Consolidated Balance Sheet at July 31, 1995                                           3

               Consolidated Statements of Operations for the three months ended July 31, 1995 and 1994 and for the six months
                   ended July 31, 1995 and 1994                                                      4

               Consolidated Statements of Cash Flows for the six months
                   ended July 31, 1995 and 1994.                                                     5

               Notes to  Consolidated Financial Statements                                           6

  ITEM 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.                                                        9

  ITEM 4.      Submission of Matters to Vote of Security Holders                                    14


PART II.       OTHER INFORMATION

  ITEM 6.      Exhibits and Reports on Form 8-K                                                     14


               Signatures                                                                           15


           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET- JULY 31, 1995

                                   (Unaudited)


                                     ASSETS

                                                                   July 31 ,1995
                                                                   -------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                               $  1,407,602

  Accounts receivable, less allowance for doubtful
    accounts of $  612,432   (Note 2)                                 3,431,855
  Prepaid expenses and supplies                                         823,838
                                                                      ---------
        Total current assets                                          5,663,296

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, less
  accumulated amortization of $ 813,966                                 832,184

PROPERTY AND EQUIPMENT (net)                                            957,332

EXCESS OF PURCHASE PRICE OVER RELATED NET
     ASSETS ACQUIRED                                                    593,204

OTHER ASSETS                                                            166,715
                                                                      ---------
                                                                   $  8,212,731
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current installments of notes payable and obligations
         under capital leases (Note 2)                             $  1,642,616
  Accounts payable                                                      943,296
  Accrued liabilities  (Note 3)                                       2,446,393
  Deferred revenues                                                   2,406,383
                                                                      ---------
                         Total current liabilities                    7,438,688


NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES,
   excluding current installments (Note 2)                              296,377

DEFERRED REVENUES , net of current portion                              273,164



STOCKHOLDERS' EQUITY
  Convertible Preferred stock, $.001 par value 2,000,000 shares authorized and 125,000 issued and outstanding - liquidation
    preference over common stockholders of $2.40 per share (Note 2)         125
   Common stock, $.001 par value, 10,000,000
     shares authorized, 4,163,636 shares issued
     and 3,791,220 outstanding                                            3,791
   Capital contributed in excess of par value                         3,440,301
   Accumulated deficit                                               (3,236,150)
   Less treasury stock, 3,568 shares at cost                             (3,565)
                                                                      ---------
                        Stockholders' equity                            204,502
                                                                      ---------
                                                                    $ 8,212,731
                                                                      =========
        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                   Three Months Ended July 31,     Six Months Ended July 31,
                                                                   1995                  1994      1995                  1994

  REVENUES
     Initial license fees                                  $  1,655,395         $  1,403,471      $  3,334,258     $  3,292,385
     Support, marketing services and material sales           1,808,721            1,759,768         3,634,510        3,462,902
                                                              ---------            ---------         ---------        ---------
  Total revenues                                              3,464,116            3,163,239         6,968,768        6,755,287
                                                              ---------            ---------         ---------        ---------

  OPERATING EXPENSES
     Cost of license fees                                       276,382              345,878           822,048          911,799
     Cost of marketing services and materials sold              370,657              409,354           664,751          845,872
     Selling, product support and development                 2,054,347            1,820,155         4,326,291        3,589,263
     General and administrative                                 563,450              447,842           954,343          783,455
     Depreciation and amortization                              221,792              124,293           401,664          203,146
     Provision for doubtful accounts                             26,500               66,422            71,500          122,822
                                                              ---------            ---------         ---------        ---------
  Total operating expenses                                    3,513,128            3,213,944         7,240,596        6,456,357

  Income (loss) before income taxes                             (49,012)             (50,705)         (271,828)         298,930
                                                              ---------            ---------         ---------        ---------
  Income taxes                                                       -                    -                 -                -
                                                              ---------            ---------         ---------        ---------
  NET INCOME (LOSS)                                        $    (49,012)        $    (50,705)     $   (271,828)    $    298,930
                                                              =========            =========         =========        =========
  Net income (loss) per common share                             ($0.01)              ($0.01)           ($0.07)           $0.06
                                                              =========            =========         =========        =========

  WEIGHTED AVERAGE SHARES OUTSTANDING(*)                     3,791,220            3,780,346         3,791,220        4,945,384
                                                              =========            =========         =========        =========

(*) Adjusted to reflect a two for one stock split completed in January 1996.
        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                        Six Months Ended July 31,
                                                                         1995              1994
                                                                         ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  (loss)                                                $  (271,828)     $    298,930
                                                                        -------         ---------
 Adjustments  to  reconcile  net  income  (loss)  to  net  cash provided by (used in) operating activities:
  Depreciation and amortization                                         401,664           203,146
  Provision for doubtful accounts                                        71,500           122,822
  (Increase) decrease in accounts receivable                            177,554        (1,540,616)
  (Increase) decrease in prepaid expenses and supplies                 (410,550)          (46,512)
  Increase (decrease) in accounts payable                              (379,939)         (245,785)
  Increase (decrease) in accrued liabilities                            468,700           501,615
  Increase (decrease) in deferred revenues                              138,794           252,267
  (Increase) decrease in other assets
                                                                        -------         ---------
          Net cash provided by (used in) operating activities           195,895          (454,133)
                                                                        -------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in capitalized software development costs                    (77,481)          (26,668)
  Purchases of property and equipment                                  (268,410)         (135,519)
  Increases in other assets                                             (18,562)               -

                                                                        -------         ---------
          Net cash used in investing activities                        (364,453)         (162,187)
                                                                        -------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                 -                 -
  Proceeds from line of credit                                           -                750,000
  Principal payments on line of credit                                 (500,000)        -
  Principal payments on notes payable                                  (154,604)         (197,539)
  Proceeds from note payable                                            750,000
                                                                        -------         ---------
          Net cash provided by (used in)  financing activities           95,396           552,461
                                                                        -------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (73,162)          (63,859)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,480,765         1,199,597
                                                                      ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,407,603       $ 1,135,738
                                                                      =========         =========


        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

                                  July 31, 1995

Note 1


In connection with the preparation of the Company's financial statements for the year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of its software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated its previously reported accumulated deficit for the cumulative effect of this matter. Additionally, the Company's fiscal 1995 annual consolidated financial statements and fiscal 1996 quarterly consolidated financial statements have also been restated. The effect of the change on the Company's operating results for the quarter and six month period ended July 31, 1995 and 1994 is as follows:

                                    Quarter Ended July 31,                                 Six Months Ended July 31,
- ------------------------------------------------------------------------------  ----------------------------------------------------
                                1995                       1994                        1995                        1994
                  ----------------------------  ------------------------------  ------------------------  --------------------------


                     As Reported   As Restated   As Reported    As Restated   As Reported   As Restated   As Reported   As Restated

Total revenues       $ 4,107,220   $ 3,464,116   $ 3,547,484    $ 3,163,239   $ 8,335,015   $ 6,968,768   $ 6,816,358   $ 6,755,287
Income (loss)        $   200,863   $  (49,012)   $   200,367    $   (50,705)  $   368,982   $  (271,828)  $   341,251   $   298,930
  before provision
  for income taxes
Net income (loss)    $   200,863   $  (49,012)   $   200,367    $   (50,705)  $   368,982   $  (271,828)  $  341,251    $  298,930
Income (loss) per
share(*)             $       .05   $     (.01)   $       .04    $      (.01)  $       .08   $      (.07)  $      .07    $      .06
- ------------------------------------------------------------------------------------------------------------------------------------

(*) After giving effect for 2 for 1 stock split completed in January 1996.

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


Note 2

Notes Payable and Obligations Under Capital Leases:
                                                                                              July 31,1995
Bank line of credit, interest at the bank's prime rate payable
     monthly (see below)                                                                          $500,000

Note payable, interest at prime rate plus
     5% with a floor of 14% (see below)                                                            750,000

Note payable  to bank,  interest  at the  bank's  prime rate plus 3.0%, matures October 1995, guaranteed by two officers of FSG, secured
     by, FSG accounts receivable and equipment                                                       3,200

Note payable to preferred stockholder, interest at 12% matures October
     1995, unsecured                                                                                84,151

Obligations under capital leases, interest rates ranging from 11% to 28%,
     maturities through November 1999, secured by computer and other equipment                     601,642
                                                                                                 ---------
                                                                                                 1,938,993

Less Current installments                                                                       (1,642,616)
                                                                                                 ---------
                                                                                                   $296,377
                                                                                                 ==========

At January 31, 1995, the Company was not in compliance with certain covenants under its two $500,000 lines of credit agreements with its bank. The bank waived compliance with these covenants through the maturity dates of these agreements (May 1995). As a result the aggregate amount available under the two lines of credit was reduced from $1 million at January 31, 1995 to $500,000 at July 31, 1995 due to expiration of one of the lines. The remaining line of credit bears interest at prime plus 1% (with a 7.5% floor) payable monthly, and is due on demand. The bank line of credit is collateralized by a $500,000 deposit with the bank. The deposit is included in cash and cash equivalents in the accompanying consolidated financial statements.

In July 1995 the Company issued a promissory note to a third party lender in the amount of $750,000. The note bears interest at prime plus 5% with a floor of 14%. Monthly principal payments of $93,750 plus interest payments are due and payable beginning September 15, 1995. The note is secured by accounts receivable.

Future maturities of notes payable and obligations under capital leases are as follows as of July 31, 1995:

                                            Notes Payable        Capital Leases
                                            -------------        --------------
          1996                                $1,056,101            $360,266
          1997                                   281,250             236,796
          1998                                    -                   70,662
          1999                                    -                   34,415
          2000 and later                            -                 23,953
                                              ----------            --------
                                              $1,337,351            $726,092

          Less amount representing                 -                (124,450)
            interest                          ----------            ---------
                                              $1,337,351             $601,642
                                              ==========             ========



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

Note 3

Accrued Liabilities consist of the following:
                                                  July 31,1995
                                                  ------------
Accrued product cost of sales                        633,572
Accrued commissions                                  237,618
Accrued royalties                                    981,979
Other accrued liabilities                            593,224
                                            ====================
                                                  $2,446,393
                                            ====================

Note 4

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences in financial reporting and taxable income, carry forwards available and enacted tax law.

The components of deferred taxes as of July 31, 1995 are as follows:


         Allowance for doubtful accounts              $244,973
         Tax depreciation in excess
               of book depreciation                    (78,000)
         Capitalized software costs                   (332,874)
         Accrued liabilities                           256,000
         Deferred revenues                             570,617
         Net operating loss carry forward              452,000
         Valuation allowance                        (1,112,716)
                                                     ---------
                                                  $      - 0 -
                                                  ============

A valuation allowance is provided when it is uncertain that some or all of the deferred tax asset will be recognized. As of July 31, 1995 the decrease in the valuation allowance results from changes in temporary differences and net operating loss carry forwards.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

In connection with the preparation of the Company's financial statements for the year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated this previously reported accumulated deficit for the cumulative effect of this matter. Additionally, the Company's fiscal 1995 annual consolidated financial statements and its fiscal 1996 quarterly consolidated financial statements have also been restated. See Note 1 of Notes to Consolidated Financial Statements. The information in the following discussion is presented after restatement of the financial statements.

Results of Operations
Three Months Ended July 31, 1995 vs. Three Months Ended July 31, 1994.

Income. For the quarter ended July 31, 1995, the Company had net loss of $49,012 compared to net loss of $50,705 for the quarter ended July 31, 1994.

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

Revenues and operating results depends primarily on the volume and timing of orders received during each fiscal quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of each fiscal quarter, frequently in the last week. Because a significant portion of the Company's operating expenses are relatively fixed with personnel levels and other expenses based upon anticipated revenues, a substantial portion of which may not be generated until the end of each fiscal quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors could cause variations in operating results from quarter to quarter.

Revenues. Total revenues increased approximately 10% to $3,464,116 for the quarter ended July 31, 1995 from $3,163,239 for the quarter ended July 31, 1994. The increase is primarily attributed to increases in revenues generated from initial license fees.

Initial license fees primarily represent revenues from the initial sale of the following Company products: Centramax, Centramax Plus, the Patient Acquisition System (TM) ("PAS") (which includes eight health screening and education products), and voice response products. Revenue from initial license fees increased to $1,655,395 for the quarter ended July 31, 1995, from $1,403,471 for the quarter ended July 31, 1994.

Support, marketing service and material revenues were $1,808,721 for the quarter ended July 31, 1995 compared to $1,759,768 for the quarter ended July 31, 1994. The increase in support, marketing services and material revenues is primarily attributed to an increase in support fee revenues which represent charges to the Company's licensees, as provided for in the Company's license agreements, for continued use of the products and for ongoing software maintenance and enhancements to the products. The support fees generally begin within six to twelve months after a customer executes a license agreement. Revenue generated from support fees increased approximately $274,000 for the quarter ended July 31, 1995 compared to the quarter ended July 31, 1994, primarily as a result of the increase in the total number of product license agreements. The Company believes that as the number of customers it has for all products increases, revenues generated from support fees will continue to increase. Revenue from material sales and marketing services decreased during the quarter as a result of a decrease in revenue from the Company's Health Direct publication.

Operating Expenses. Total operating expenses increased approximately 9% to $3,513,128 for the quarter ended July 31, 1995 from $3,213,944 for the quarter ended July 31, 1994. Total operating expenses increased primarily due to an increase in expenses associated with certain costs associated with selling, product support and development expenses and depreciation expense associated with the Windows product.

Cost of License Fees, Materials and Service Revenues. The cost of initial license fees decreased to $276,382 for the quarter ended July 31, 1995 from $345,878 for the quarter ended July 31, 1994. The decrease is due to lower variable costs associated with sales of initial license fee revenue.

Cost of marketing services materials and materials revenues, which includes the cost of printed report forms and questionnaires sold to PAS licensees, the costs of materials associated with the Health Direct product and costs associated with Marketing services revenue, decreased to $370,657 for the quarter ended July 31, 1995 from $409,354 for the quarter ended July 31, 1994. The decrease is a result of lower costs associated with the lower service revenues generated from Marketing services.

Selling, Product Support and Development. Selling, product support and development expenses increased to $2,054,347 for the quarter ended July 31, 1995 from $1,820,155 for the quarter ended July 31, 1994. The increase is primarily attributable to increases in the Company's payroll and related payroll expense as a result of an increase in the Company's sales staff, product support and development staff and the expansion of the client management and client services staffs.

General and Administrative. General and administrative expenses increased to $563,450 for the quarter ended July 31, 1995 from $447,842 for the quarter ended July 31, 1994. The increase is attributable to increases in professional service and other general operating expenses.

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


Six Months Ended July 31, 1995 vs. Six Months Ended July 31, 1994

Income. For the six months ended July 31, 1995, the Company had net loss of $271,828 compared to net income of $298,930 for the six months ended July 31, 1994.

Revenue. Total revenue increased approximately 3% to $6,968,768 for the six months ended July 31, 1995 from $6,755,287 for the six months ended July 31, 1994.

Revenues from initial license fees increased to $3,334,258 for the six months ended July 31, 1995 from $3,292,385 for the six months ended July 31, 1994.

Support, marketing service and material revenue increased to $3,634,510 for the six months ended July 31, 1995 from $3,462,902 for the six months ended July 31, 1994. Revenue from support fees increased approximately $570,000 for the six months ended July 31, 1995 from the six months ended July 31, 1994 due to the increased customer base and related product license agreements. Revenue generated from the sale of materials and services decreased for the six months ended July 31, 1995 from the six months ended July 31, 1994 due to a decrease in sale of Health Direct subscriptions and a decrease in the service revenue from marketing services.

Operating Expenses. Total operating expenses increased approximately 12% to $7,240,596 for the six months ended July 31, 1995 from $6,456,357 for the six months ended July 31, 1994. The increase is due primarily to an increase in certain expenses associated with increases in sales and product development activities and amortization expenses of the Windows based product.

Cost of License Fees, Materials and Service Revenues. The cost of license fees decreased to $822,048 for the six months ended July 31, 1995, compared to $911,799 for the six months ended July 31, 1994. The decrease is due to lower variable costs associated with initial license fee revenues.

Cost of materials and service revenue decreased to $664,751 for the six months ended July 31, 1995 from $845,872 for the six months ended July 31, 1994. The decrease is due to a decrease in the sales of materials associated with the Health Direct product and variable costs associated with the lower service revenue from marketing services.

Selling, Product Support and Development. Selling, product support and development expense increased to $4,326,291 for the six months ended July 31, 1995 from $3,589,263 for the six months ended July 31, 1994. The increase was due primarily to increased sales, product support and development staffs. These increases in staff were, in management's opinion, necessary to expand product distribution, support the Windows product as well as expand the client management and client services function to properly service the Company's customers.

General and Administrative. General and administrative expenses increased to $954,343 for the six months ended July 31, 1995 from $783,455 for the six months ended July 31, 1994. The increase is attributable to an increase in professional service and other general operating expenses.

Depreciation and Amortization. Depreciation and amortization expense increased to $401,664 for the six months ended July 31, 1995 from $203,146 for the quarter ended July 31, 1994. This increase is due to the increased amortization expense associated with the Company's WindowsTM based product which the Company began to amortize in its fiscal quarter ended January 31, 1995.


Liquidity and Capital Resources

As of July 31, 1995, the Company had a working capital deficit (current assets minus current liabilities) of $1,775,392 compared to a working capital deficit of $1,704,367 as of January 31, 1995. The decrease in working capital was primarily caused by the Company's operating loss for the six months ended July 31, 1995. The Company's accounts receivable balance increased to $3,431,855 at July 31, 1995 from $3,681,909 (which includes $321,000 in long term accounts receivable) at January 31, 1995. During and prior to the fiscal year ended January 31, 1995 the Company experienced that payment of the initial license fees was often deferred, on a negotiated basis, for a period after the license agreements were executed. The Company believes this trend will continue at a decreasing rate. The Company has taken steps to reduce payment terms and the number of days that is required to collect initial fee revenues.

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

                  ITEM 4.  Submission of Matters to a Vote of Security Holders

On June 14, 1995, the Company held its annual meeting of stockholders. In addition to electing directors at the annual meeting, the stockholders approved an amendment to the Company's 1988 Stock Option Plan, (the "Plan") which provides for an increase in the number of stock options available under the Plan from 700,000 to 800,000 (1.6 million options after giving effect for the two for one stock split) stock options. Of the common stock outstanding 1,315,721 shares were voted in favor to amend the Plan, 9,125 shares were voted against and 1,315 shares abstained from voting. In addition the, stockholders approved an amendment of the Company's Certificate Incorporation to increase the number of authorized shares of the Company's common stock, $.001 par value, from 5,000,000 to 10,000,000 shares and to increase the number of shares of preferred stock, $.001 par value, from 1,000,000 to 2,000,000 shares. Of the common stock outstanding 1,316,521 shares were voted in favor to amend the Certificate of Incorporation, 7,725 shares were voted against and 1,915 shares abstained from voting.

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



                               National Health Enhancement Systems, Inc.
                               (Registrant)



Date:     May 14, 1996                   /s/  Gregory J. Petras
      --------------------               ----------------------
                                         Gregory J. Petras
                                         President and Chief Executive Officer


Date:     May 14, 1996                   /s/  Jeffrey T. Zywicki
      --------------------               -----------------------
                                         Jeffrey T. Zywicki
                                         Sr. Vice President Finance