Form 10QSB/A
period 1995-10-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1996-05-16
CIK 804368

FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment - 1


(Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended October 31, 1995 .

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

                                                                    Page 1 of 17
                                                              Exhibit on Page 17

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

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET- OCTOBER 31, 1995

                                   (Unaudited)



                                     ASSETS
                                                                  October 31
                                                                     1995
                                                                   ---------
CURRENT ASSETS:
  Cash and cash equivalents ( Note 2)                             $1,212,448

  Accounts receivable, less allowance for doubtful
    accounts of $ 486,733   (Note 2)                               4,723,624
  Prepaid expenses and supplies                                      530,498
                                                                   ---------
        Total current assets                                       6,466,570

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, less
  accumulated amortization of $ 528,786                              941,344

PROPERTY AND EQUIPMENT (net)                                       1,001,876

EXCESS OF PURCHASE PRICE OVER RELATED NET
     ASSETS ACQUIRED                                                 574,272

OTHER ASSETS                                                         116,980
                                                                   ---------
                                                                  $9,101,042
                                                                   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current installments of notes payable and obligations           $1,450,324
          under capital leases (Note 2)
  Accounts payable                                                 1,122,751
  Accrued liabilities  (Note 3)                                    2,842,466
  Deferred revenues                                                2,496,648
                                                                   ---------
                         Total current liabilities                 7,962,189
                                                                   ---------

NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES,
   excluding current installments (Note 2)                           303,278

DEFERRED REVENUES , net of current portion
                                                                     222,757


STOCKHOLDERS' EQUITY
  Convertible  Preferred stock,  $.001 par value
     2,000,000 shares authorized and 125,000 issued
     and outstanding - liquidation preference over common
     stockholders of $2.40 per share (Note 4)                            125
   Common stock, $.001 par value, 10,000,000
     shares authorized, 4,163,636 shares issued
     and 3,791,220 outstanding                                         3,791
   Capital contributed in excess of par value                      3,440,301
   Accumulated deficit                                            (2,777,835)
   Less treasury stock, 3,568 shares at cost                          (3,565)
                                                                   ---------
                        Stockholders' equity                         662,818
                                                                   ---------
                                                                  $9,101,042
                                                                   =========
        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                              Three Months Ended October 31,  Nine Months Ended October 31,
                                                                     1995           1994            1995         1994
                                                                  ---------      ---------       ---------    ---------
REVENUES
   Initial license fees                                          $2,648,379     $1,650,588      $5,982,637   $4,942,973
   Support, marketing services and material sales                 2,171,709      1,876,929       5,806,219    5,339,831
                                                                  ---------      ---------       ---------    ---------
Total revenues                                                    4,820,088      3,527,517      11,788,856   10,282,804


OPERATING EXPENSES
   Cost of license fees                                           1,152,372        688,909       1,974,420    1,600,708
   Cost of marketing services and materials sold                    544,718        548,366       1,209,469    1,394,238
   Selling, product support and development                       2,244,076      1,821,630       6,570,366    5,410,893
   General and administrative                                       343,550        413,160       1,297,893    1,196,615
   Depreciation and amortization                                    240,057        115,687         641,721      318,833
   Provision for doubtful accounts                                   78,000         71,000         149,500      193,822
                                                                  ---------      ---------       ---------    ---------
Total operating expenses                                          4,602,773      3,658,752      11,843,369   10,115,109
                                                                  ---------      ---------       ---------    ---------
Income ( loss ) before income taxes                                 217,316       (131,235)        (54,513)     167,695

Income taxes                                                           -               -              -            -
                                                                  ---------      ---------       ---------    ---------
NET INCOME (LOSS)                                                  $217,316      ($131,235)       ($54,513)    $167,695
                                                                  =========      =========       =========    =========
Net Income (loss) per common share*                                   $0.05         ($0.03)         ($0.01)       $0.03
                                                                  =========      =========       =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING(*)                            4,825,084      3,780,346       3,793,640    4,932,238
                                                                  =========      =========       =========    =========

(*) Adjusted to reflect a two for one stock split completed January 1996.

        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                   Nine Months Ended October 31,
                                                                         1995           1994
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  (loss)                                               $   (54,513)     $  167,695

 Adjustments to reconcile  net income  (loss) to net cash
       provided by (used in) operating activities:
  Depreciation and amortization                                         641,721        318,833
  Provision for doubtful accounts                                       149,500        193,822
  (Increase) decrease in accounts receivable                         (1,512,214)    (2,039,301)
  (Increase) decrease in prepaid expenses and supplies                 (117,210)      (221,999)
  Increase (decrease) in accounts payable                              (200,875)       (93,101)
  Increase (decrease) in accrued liabilities                            864,773      1,009,492
  Increase (decrease) in deferred revenues                              419,655         17,070
  (Increase) decrease in other assets                                   351,988            -
                                                                      ---------      ---------

          Net cash provided by (used in) operating activities           542,825       (647,489)
                                                                      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in capitalized software development costs                   (147,625)       (47,595)
  Purchases of property and equipment                                  (508,377)      (362,154)
                                                                      ---------      ---------

          Net cash used in investing activities                        (656,002)      (409,749)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                  -             14,375
  Proceeds from line of credit                                             -          1,000,000
  Principal payments on line of credit                                 (500,000)           -
  Principal payments on notes payable                                  (405,140)      (285,052)
  Proceeds from note payable                                            750,000        100,000
                                                                      ---------      ---------
          Net cash provided by (used in)  financing activities         (155,140)       829,323
                                                                      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (268,317)      (227,915)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,480,765      1,199,597
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  1,212,448     $  971,682
                                                                      =========      =========

        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

                                October 31, 1995

Note 1

In connection with the preparation of the Company's financial statements for the year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of its software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated its previously reported accumulated deficit for the cumulative effect of these matters. Additionally, the Company's fiscal 1995 annual consolidated financial statements and fiscal 1996 quarterly consolidated financial statements have also been restated. The effect of the change on the Company's operating results for the quarter and nine month period ended October 31, 1995 and 1994 is as follows:

                           Quarter Ended October 31,                      Nine Months Ended October 31,
- ----------------- -----------------------------------------------------------------------------------------------------------------
                            1995                         1994                         1995                     1994
                  -----------------------------------------------------------------------------------------------------------------
                  As Reported  As Restated     As Reported  As Restated     As Reported    As Restated    As Reported  As Restated

Total revenues    $ 4,338,174  $ 4,820,088     $ 3,881,797  $ 3,527.517     $ 12,673,189   $ 11,788,856   $ 10,698,155  $10,282,804
Income (loss)     $   176,660  $   217,316     $   100,360  $  (131,235)    $    545,642   $    (54,513)  $    441,611  $   167,695
  before
  provision
  for income
  taxes
Net income (loss) $   176,660  $   217,316     $   100,360  $   131,235     $    545,642   $    (54,513)   $   441,611   $ (167,695)
Income (loss) per
share(*)          $       .03  $       .05     $       .02  $      (.03)    $        .11   $       (.01)   $       .09   $      .03
- ----------------- -----------------------------------------------------------------------------------------------------------------

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

Note 2

         Notes Payable and Obligations Under Capital Leases:

                                                                                      October 31,1995
         Bank line of credit, interest at the bank's prime rate payable
              monthly (see below)                                                       $   500,000

         Note payable, interest at prime rate plus
              5% with a floor of 14% paid in full in November 1995 (see below)              562,500
                                                                                            -------
         Note payable to preferred stockholder, interest at 12% unsecured
              paid in November 1995                                                          84,151

         Obligations under capital  leases,  interest  rates ranging from 11% to
              28%,  maturities  through  November 1999,  secured by computer and
              other equipment                                                               606,951
                                                                                         ----------
                                                                                          1,753,602
Less Current installments                                                                (1,450,324)
                                                                                        -----------
                                                                                        $   303,278
                                                                                        ===========

The line of credit bears interest at prime plus 1% (with a 7.5% floor) payable monthly, and is due on demand. The bank line of credit is collateralized by a $500,000 deposit with the bank. The deposit is included in cash and cash equivalents in the accompanying consolidated financial statements.

In July 1995 the Company issued a promissory note to a third party lender in the amount of $750,000. The principal balance at October 31, 1995 was $562,500. The note bears interest at prime plus 5% with a floor of 14%. Monthly principal payments of $93,750 plus interest payments are due and payable beginning September 15, 1995. The note matures April 15, 1996, is secured by accounts receivable and is subject to early payment under certain conditions.

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

Future maturities of notes payable and obligations under capital leases are as follows as of October 31, 1995:

                                     Notes Payable          Capital Leases
                                     -------------          --------------
 1996                                 $1,146,651            $  365,225
 1997                                      -                   219,173
 1998                                      -                    75,850
 1999                                      -                    34,415
 2000 and later                            -                    15,237
                                      ----------             ---------
                                       1,146,651               709,900
 Less amount representing interest                      -     (102,949)
                                      ----------             ---------
                                      $1,146,651            $  606,951
                                      ==========             =========

Note 3

Accrued Liabilities consist of the following:
                                                     October 31, 1995
                                                     ----------------
Accrued product cost of sales                            $  651,303
Accrued commissions                                         748,742
Accrued royalties                                           761,229
Other accrued liabilities                                   681,192
                                                         ----------
                                                         $2,842,466
                                                         ==========


Note 4            Convertible Preferred Stock

On August 18, 1992 the Company issued 125,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock)" at $2.40 per share. Each share of the Preferred Stock shall be, at the option of the holder, convertible into four shares of the Company's common stock. In addition, the holder of the Preferred Stock is entitled to four vote for each share of Preferred stock. Upon liquidation or dissolution of the Company, the holder of the Preferred Stock shall have liquidating preferences equal to $2.40 per share. The Preferred Stock does not pay dividends.

Note 5

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences in financial reporting and taxable income, carry forwards available and enacted tax law.

The components of deferred taxes as of October 31, 1995 are as follows:


         Allowance for doubtful accounts                $194,693
         Tax depreciation in excess
               of book depreciation                      (78,000)
         Capitalized software costs                     (353,653)
         Accrued liabilities                             256,000
         Deferred revenues                               551,348
         Net operating loss carry forward                452,000
         Valuation allowance                          (1,022,388)
                                                       ---------
                                                       $       0
                                                       =========

A valuation allowance is provided when it is uncertain that some portion or all of the deferred tax asset will be recognized.

As of October 31, 1995 the decrease in the valuation allowance results from changes in temporary differences and net operating loss carry forward.

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

Results of Operations
Three Months Ended October 31, 1995 vs. Three Months Ended October 31, 1994

Income. For the quarter ended October 31, 1995, the Company had net income of $217,316 compared to net loss of $131,235 for the quarter ended October 31, 1994.

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

Revenues. Total revenues increased approximately 37% to $4,820,088 for the quarter ended October 31, 1995 from $3,527,517 for the quarter ended October 31, 1994. The increase is primarily attributed to increases in revenues generated from initial license fees.

Initial license fees primarily represent revenues from the initial sale of the Company's medical call center products, health information products, voice response products and the pediatric product line. Revenue from initial license fees increased to $2,648,379 for the quarter ended October 31, 1995, from $1,650,588 for the quarter ended October 31, 1994. This increase is primarily attributable to an increase in the number of licenses granted for the Company's medical call center products, such as Centramax Plus and the pediatric product lines.

Support, marketing service and material revenues were $2,171,709 for the quarter ended October 31, 1995 compared to $1,876, 929 for the quarter ended October 31, 1994. The increase in support, marketing services and material revenues is primarily attributed to an increase in support fee revenues. The support fees generally begin within six to twelve months after a customer executes a license agreement. Revenue generated from support fees increased for the quarter ended October 31, 1995 compared to the quarter ended October 31, 1994, primarily as a result of the increase in the total number of product license agreements. The Company believes that as the number of customers it has for all products increases, revenues generated from support fees will continue to increase Revenue from marketing service revenue (which represent strategies and creative service revenue from the Company's First
Strategic Group subsidiary) and material revenue from the Company's Health Direct publication decreased for the quarter ended October 31, 1995 compared to the quarter ended October 31, 1994. The Company believes that these areas of marketing service revenue and materials revenue are expected to remain at current levels through the fiscal year ending January 31, 1996, management believes marketing service and Health Direct publication revenue continue to represent opportunities for future revenue growth.

Operating Expenses. Total operating expenses increased approximately 26% to $4,602,773 for the quarter ended October 31, 1995 from $3,658,752 for the quarter ended October 31, 1994. Total operating expenses increased primarily due to an increase in costs associated with the increase in inital license fees revenue and expenses associated with selling, product support and development expenses.

Cost of License Fees, Materials and Service Revenues. The cost of initial license fees (which includes accrued royalties, training and other related costs) increased to $1,152,372 for the quarter ended October 31, 1995 from $688,909 for the quarter ended October 31, 1994. The increase is due to an increase in variable expenses associated with increased initial fee revenues .

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

Selling, Product Support and Development. Selling, product support and development expenses increased to $2,244,076 for the quarter ended October 31, 1995 from $1,821,630 for the quarter ended October 31, 1994. The increase is primarily attributable to increases in the Company's payroll and related payroll expense as a result of an increase in the Company's sales staff, product support and development staff and the expansion of the client management and client services staffs.

General and Administrative. General and administrative expenses decreased to $343,550 for the quarter ended October 31, 1995 from $413,160 for the quarter ended October 31, 1994. The decrease is attributable to decreases in outside consulting, temporary and professional services and other general operating expenses.

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

Nine Months Ended October 31, 1995 vs. Nine Months Ended October 31, 1994

Income. For the nine months ended October 31, 1995, the Company had a net loss of $54,513 compared to net income of $167,695 for the nine months ended October 31, 1994.

Revenues. Total revenues increased approximately 15% to $11,788,856 for the nine months ended October 31, 1995 from $10,282,804 for the nine months ended October 31, 1994. The increase is due to increased revenues generated from both initial license fees and support fees.

Revenues from initial license fees increased to $5,982,637 for the nine months ended October 31, 1995 from $4,942,973 for the nine months ended October 31, 1994. The increase is due primarily to an increase in the number of licenses for the Company's medical call center products, such as Centramax Plus and the pediatric product line.

Support, marketing services and material revenue increased to $5,806,219 for the nine months ended October 31, 1995 from $5,339,831 for the nine months ended October 31, 1994. Revenue from support fees increased approximately $750,000 for the nine months ended October 31, 1995 from the nine months ended October 31, 1994 due to the increased customer base and related product license agreements. Revenue generated from the sale of materials and services decreased for the nine months ended October 31, 1995 from the nine months ended October 31, 1994 due to a decrease in subscriptions revenue from Health Direct and a decrease in the marketing service revenue.

Operating Expenses. Total operating expenses increased approximately 17% to $11,843,369 for the nine months ended October 31, 1995 from $10,115,109 for the nine months ended October 31, 1994. The increase is due primarily to an increase in variable costs associated with revenues from initial license fees and an increase in expenses associated with increases in sales and product development activities.

Cost of License Fees, Materials and Service Revenues. The cost of license fees increased to $1,974,420 for the nine months ended October 31, 1995, compared to $1,600,708 for the nine months ended October 31, 1994. The increase is due primarily to an increase in variable costs associated with increased initial license fee revenues.

Cost of materials and service revenue decreased to $1,209,469 for the nine months ended October 31, 1995 from $1,394,238 for the nine months ended October 31, 1994. The decrease is due to a decrease in the sales of materials associated with the Health Direct product and variable costs associated the lower marketing service revenue .

Selling, Product Support and Development. Selling, product support and development expense increased to $6,570,366 for the nine months ended October 31, 1995 from $5,410,893 for the nine months ended October 31, 1994. The increase was due primarily to increased sales, product support and development staffs. These increases in staff were, in management's opinion, necessary to expand product distribution, support the Windows product and expand the client management and client services function to properly service the Company's customers.

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

Liquidity and Capital Resources

As of October 31, 1995, the Company had a working capital deficit (current assets minus current liabilities) of $1,445,619 compared to a working capital deficit of $1,704,367 as of January 31, 1995. The improvement in working capital was primarily caused a reclassification of certain long term receivables to current. The Company's accounts receivable balance increased to $4,723,624 at October 31, 1995 from $3,681,909 (which includes $321,000 in long term accounts receivable) at January 31, 1995. During and prior to the fiscal year ended January 31, 1995 the Company experienced that payment of the initial license fees was often deferred, on a negotiated basis, for a period after the license agreements were executed. The Company believes this trend will continue at a decreasing rate. The Company has taken steps to reduce payment terms and the number of days that is required to collect initial fee revenues.

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



                                       National Health Enhancement Systems, Inc.
                                       (Registrant)



Date:         May 14, 1996                      /s/  Gregory J. Petras
      ------------------------------            ----------------------
                                                Gregory J. Petras, President and
                                                Chief Executive Officer


Date:         May 14, 1996                      /s/  Jeffrey T. Zywicki
     -------------------------------            -----------------------
                                                Jeffrey T. Zywicki
                                                Sr. Vice President Finance