Form 10QSB
period 1996-04-30
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1996-06-14
CIK 804368

FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)


[ X ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 For the period ended April 30, 1996 .

[   ] Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 For the period from ___________ to __________ Commission file number 33-9396-LA



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

The number of shares of the Issuer's Common Stock outstanding at June 2, 1996 was 4,356,480 Shares.

Transitional Small Business Disclosure Format (check one)
                  Yes[ ]          No [x]

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                                          PAGE NO.
PART I.      FINANCIAL INFORMATION

          ITEM I.     Consolidated Financial Statements

                      Consolidated Balance Sheet at April 30, 1996                                            3

                      Consolidated Statements of Operations for the three months
                      ended April 30, 1996 and 1995                                                           4

                      Consolidated Statements of Cash Flows for the three months
                      ended April 30, 1996 and 1995                                                           5

                      Notes to Consolidated Financial Statements                                              6

          ITEM 2.     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                                              8


PART II.  OTHER INFORMATION

          ITEM 6.     Exhibits and Reports on Form 8-K                                                       11


                      Signatures                                                                             12

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET - APRIL 30, 1996

                                   (Unaudited)

                                        ASSETS

                                                                                          April 30, 1996
                                                                                          --------------
CURRENT ASSETS:
   Cash and cash equivalents (Note 2)                                                    $      560,731
   Accounts receivable, less allowance for doubtful accounts of $653,133 (Note 2)             6,009,292
   Prepaid, deferred expenses and supplies                                                      959,329
                                                                                                -------
      Total current assets                                                                    7,529,352

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, less                                                    836,560
   accumulated amortization of $1,149,333

PROPERTY AND EQUIPMENT (net)                                                                  1,133,855

EXCESS OF PURCHASE PRICE OVER RELATED NET ASSETS ACQUIRED                                       536,409

OTHER ASSETS                                                                                    449,276
                                                                                                -------
                                                                                          $  10,485,452
                                                                                             ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of notes payable and obligations under capital leases (Note 2)    $     527,548
   Accounts payable                                                                           1,187,669
   Accrued liabilities (Note 3)                                                               3,489,911
   Deferred revenues                                                                          3,701,820
                                                                                              ---------
       Total current liabilities                                                              8,906,948

NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES,
   excluding current installments (Note 2)                                                      317,264
                                                                                                -------

DEFERRED REVENUES, net of current portion                                                       139,912
                                                                                                -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible Preferred stock, $.001 par value
     2,000,000 shares authorized and none issued and
     outstanding                                                                                    125
   Common stock, $.001 par value, 10,000,000
     share authorized, 4,356,480 shares issued
     and 3,835,380 outstanding                                                                    3,836
   Capital contributed in excess of par value                                                 3,461,127
   Accumulated deficit                                                                       (2,340,195)
   Less treasury stock, 3,568 shares at cost                                                     (3,565)
                                                                                         --------------
                                                Stockholders' equity                          1,121,328
                                                                                         --------------
                                                                                            $10,485,452
                                                                                         ==============

        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                           Three Months Ended April 30,
                                                                                           ----------------------------
REVENUES                                                                                    1996                    1995
                                                                                            ----                    ----
   License fees                                                                    $      2,856,875          $     1,678,863
    Support fees, marketing services and material sales                                   2,258,836                1,825,789
                                                                                   ----------------         ----------------

Total revenues                                                                            5,115,711                3,504,652
                                                                                         ----------                ---------

OPERATING EXPENSES
   Cost of license fees                                                                   1,094,817                  545,666
   Cost of marketing services and materials sold                                            333,940                  294,093
   Selling, product support and development                                               2,798,380                2,271,944
   General and administrative                                                               485,795                  390,893
   Depreciation and amortization                                                            250,707                  179,872
   Provision for doubtful accounts                                                           55,000                   45,000
                                                                                   ------------------       ----------------

Total operating expenses                                                                  5,018,639                3,727,468
                                                                                   ------------------       ----------------

Income (loss) before income taxes                                                            97,072                 (222,816)

Provision for income taxes
                                                                                                -                        -
                                                                                   ------------------       ----------------

NET INCOME (LOSS) available for common stockholders                                $        97,072            $     (222,816)
                                                                                   ==================       ================

Net income (loss) per common share (*)                                                        $.02                 $(.06)
                                                                                              ====                 ======

WEIGHTED AVERAGE SHARES OUTSTANDING (*)                                                   5,535,926              3,791,220
                                                                                          =========              =========

(*) Fiscal 1995 adjusted to reflect a two for one stock split in January 1996.

        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   Three Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   1996           1995
                                                                                        ----           ----
   Net income (loss)                                                               $    97,072    $  (222,816)

   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                       250,707        179,872
   Provision for doubtful accounts                                                      55,000         45,000
   (Increase) decrease in accounts receivable                                         (328,514)           988
   (Increase) decrease in prepaid deferred expenses and supplies                      (248,020)      (367,923)
   Increase (decrease) in accounts payable                                             189,827       (364,450)
   Increase (decrease) in accrued liabilities                                          410,056        670,324
   Increase (decrease) in deferred revenues                                            308,748        (62,253)
   (Increase) decrease in other assets                                                 (31,010)       407,235
                                                                                   -----------    -----------

          Net cash provided by operating activities                                    703,866        285,977
                                                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in capitalized software development costs                                  (48,670)          --

   Purchases of property and equipment                                                (135,208)       (41,549)
                                                                                   -----------    -----------

         Net cash used in investing activities                                        (183,878)       (41,549)
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                --             --
   Proceeds from line of credit                                                           --          775,000
   Principal payments on line of credit                                             (1,359,489)    (1,275,000)
   Principal payments on notes payable                                                 (77,537)       (64,695)
                                                                                   -----------    -----------
          Net cash used in financing activities                                     (1,437,026)      (564,695)
                                                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENT                                              (917,038)      (320,267)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,477,769      1,480,765
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   560,731    $ 1,160,498
                                                                                   ===========    ===========

        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

Note 1

In connection with the preparation of the Company's financial statements for the fiscal year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on sales of its software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company reevaluated and revised revenue recognition for the affected transactions and restated the previously reported accumulated deficit for the cumulative effect of these matters. Additionally, the Company's fiscal 1995 annual consolidated financial statements and its fiscal 1996 quarterly consolidated financial statements have also been restated. The effect of the change on the Company's operating results for the quarter ended April 30, 1995 is as follows:

                                                  Quarter ended April 30, 1995
                                               ---------------------------------
                                                 As Reported     As Restated

  Total revenues                                $ 4,227,795        $ 3,504,652
  Income (loss) before provision for
          income taxes                          $   168,119       $   (222,816)
  Net income (loss)                             $   168,119       $   (222,816)
  Income (loss) per share (*)                   $      .03          $     (.06)

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

Certain financial statement items from prior periods have been reclassified to be consistent with the current period financial statement presentation. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Company's Annual Report on Form 10-KSB filed for the fiscal year ended January 31, 1996 with the Securities and Exchange Commission.

The results of operations for the period ended April 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2

         Notes Payable and Obligations Under Capital Leases:

                                                                                                       April 30, 1996
  Revolving line of credit, advances not to exceed the lesser of the calculated                           $ 246,604
               borrowing base, as defined, or $2,000,000, interest at Wall Street Journal prime rate plus 2.5% (11% at January 31, 1996), matures November 1996, secured by substantially all assets of the Company, including eligible accounts receivable, as defined. The Company also has a $500,00 line with the same bank,  which matures in November 1996,  interest at Wall
               Street  Journal prime rate,  secured by accounts  recievable  and equipment.

         Obligations under capital  leases,  interest  rates ranging from 11% to
                28%, maturities through November 2001,
                secured by computer and other equipment                                                     598,208
                                                                                                            -------
                                                                                                            844,812
                                                                                                            -------
         Less Current installments                                                                         (527,548)
                                                                                                            -------
                                                                                                     $      317,264
                                                                                                      =============

         The lines of credit and note payable agreements require the Company to maintain compliance with certain covenants including, among others, a debt to net worth, a minimum quick ratio, and a minimum tangible net worth, as defined in the agreement. At April 30, 1996, the Company was not in compliance with the debt to net worth requirement. The lender has waived compliance with this covenant through August 1996.

         Future maturities of notes payable and capital leases are as follows as of April 30, 1996:

                                          Notes Payable      Capital Leases
                                          -------------      --------------
     1997                                 $      246,604      $      374,762
     1998                                              -             193,072
     1999                                              -              98,940
     2000                                              -              30,217
     2001 and later                                    -               1,072
                                           -------------      --------------
                                                 246,604             698,063
     Less:  Amount Representing Interest               -            (99,855)
                                           -------------      --------------
                                          $      246,604      $      598,208
                                          ==============      ==============


Note 3

Accrued Liabilities consist of the following:
                                                           April 30, 1996
                                                           --------------
Accrued product cost of sales                              $   1,620,062
Accrued payroll and commissions                                  844,107
Accrued royalties                                                590,688
Other accrued liabilities                                        435,054
                                                           -------------
                                                           $   3,489,911
                                                           =============

Note 4            Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS No. 109), "Accounting for Income Taxes", SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences in financial reporting and taxable income, carryforwards available and enacted tax law.

The components of deferred taxes as of April 30, 1996 are as follows:


                Allowance for doubtful accounts                $   261,000
                Tax depreciation in excess
                      of book depreciation                         (85,000)
                Capitalized software costs                        (335,000)
                Accrued Liabilities                                350,000
                Deferred revenues                                  515,000
                Net operating loss carry forward                   119,000
                Valuation allowance                               (825,000)
                                                                  ---------

                                                               $      0
                                                                  =========

A valuation allowance is provided when it is uncertain that some or all of the deferred tax asset will be recognized. As of April 30, 1996 the decrease in the valuation allowance results from changes in temporary differences and net operating loss carryforwards.

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

Results of Operations

Income. For the quarter ended April 30, 1996, the Company had net income of $ 97,072 compared to net loss of $222,816 for the quarter ended April 30, 1995. The improvement in operating results is primarily attributed to the increase in license fee revenue from the Company's medical call center products such as Centramax Plus and the voice response product line.

During the past fiscal year ended January 31, 1996, and continuing through the first quarter ended April 30, 1996 the Company invested resources to expand and improve its sales and client services functions and also invested to support its product development efforts. As a result, operating expenses increased and are expected to continue at current or increasing levels. The Company believes it will be necessary to continue to invest resources to support the Company's growth plans, such as the planned launch of its medical call center service bureau and client obligations. The investment in the sales and client services functions (which are designed to enable the Company to improve product sales to its existing client network) and the investment in product development is part of management's strategy to increase revenues. While management believes this strategy will result in increased revenues, there are no assurances that future revenues will increase.

The Company's operations continue to be affected by consolidation, alliances and mergers in the healthcare market. While there are no assurances, the Company's management believes that its competitive strengths will permit it to continue to compete in its targeted market and that the Company is positioned favorably to take advantage of future opportunities in the healthcare market The Company's management also believes its products help healthcare providers improve their services and also help reduce healthcare costs by providing objective information on healthcare issues to individuals thereby enabling them to make informed choices about when, where and how to seek healthcare services and reduce healthcare costs while providing healthcare providers with a favorable return on their investment in the Company's products. Nonetheless, the Company's operations may be materially and adversely affected by continuing consolidation, alliances and mergers in the healthcare industry, healthcare reform in the private or public sector, and by future economic conditions.

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

Revenues. Total revenues increased approximately 46% to $5,115,711 for the quarter ended April 30, 1996 from $3,504,652 for the quarter ended April 30, 1995. The increase was attributed primarily to an increase in revenues generated from license fees.

License  fees  consist  primarily  of  revenues  from  the  initial  sale of the
Company's products: Centramax, Centramax Plus, the Profit Acceleration System(TM) ("PAS") (which includes nine health screening and education products), and voice response products. Revenue from license fees increased approximately 70% to $ 2,856,875 for the quarter ended April 30, 1996, from

$1,678,863 for the quarter ended April 30, 1995. The increase is primarily attributed to the sale of the Company's medical call center products such as Centramax Plus and the voice response products.

Support fees, marketing services and material sales revenue increased approximately 24% to $ 2,258,836 for the quarter ended April 30, 1996, from $1,825,789 for the quarter ended April 30, 1995. Support fees represent charges to the Company's licensees, as provided for in the Company's license agreements, for a continued license to use the products and for ongoing software maintenance and enhancement to the products. The support fees have historically begun within six to twelve months after a customer executes a license agreement. The Company, however has recently modified the support fee terms to begin within thirty days from the contract date. Revenue generated from support fees increased for the quarter ended April 30, 1996 compared to the quarter ended April 30, 1995, primarily as a result of the increase in the number of customers. The Company believes that as the number of customers it has for all products increases, revenues generated from support fees should continue to increase. Revenues generated from the sale of materials represent the sale of printed questionnaires and reports from the Company's PAS and Health Direct products. The revenue from the sale of materials for the quarter ended April 30, 1996 decreased from the quarter ended April 30, 1995. For the remainder of its current fiscal year, the Company does not expect any significant increase or decrease in future revenues associated with the PAS product and Health Direct products. Marketing services represents revenue from strategic and creative services provided and generated by the Company's subsidiary First Strategic Group ("FSG"). Revenues from marketing services for the quarter ended April 30, 1996 were comparable to the quarter ended April 30, 1995.

Operating Expenses. Total operating expenses increased approximately 35% to $ 5,018,639 for the quarter ended April 30, 1996 from $3,727,468 for the quarter ended April 30, 1995. Total operating expenses increased primarily due to increases in variable costs from increased revenue and costs associated with certain selling, product support and development expenses due to an increase in the Company's sales staff, customer base and related product support obligations.

Cost of License Fees and Materials Sold. The cost of initial license fees increased to $ 1,094,817 for the quarter ended April 30, 1996 from $545,666 for the quarter ended April 30, 1995. The increase is due primarily to an increase in variable costs associated with the increase in initial fee revenue and reflects a higher costs from increased sales of the voice response product which has a higher per unit cost.

Cost of materials sold, which includes the cost of support fees, the cost of printed report forms and questionnaires sold to PAS licensees and the costs of materials associated with the Health Direct product increased to $ 333,940 for the quarter ended April 30, 1996 from $294,093 for the quarter ended April 30, 1995. The increase is due to higher costs associated with increased revenues from support fees.

Selling, Product Support and Development. Selling, product support and development expenses increased to $2,798,380 for the quarter ended April 30, 1996 from $2,271,944 for the quarter ended April 30, 1995. The increase is attributable to increases in the Company's payroll costs associated with increased staffing of its sales, product development and client support and services functions. In addition, certain selling costs such as commissions and travel expenses increased in the quarter ended April 30,1996 compared to the quarter ended April 30,1995.

General and Administrative. General and administrative operating expenses increased to $ 485,795 for the quarter ended April 30, 1996 compared to $390,893 for the quarter ended April 30, 1995. The increase is attributable to general inflationary increases and to general increases in office space rent, professional liability insurance, professional services and other general operating expenses.

Depreciation and Amortization. Depreciation and amortization expense increased to $250,707 for the quarter ended April 30, 1996 from $179,872 for the quarter ended April 30, 1995. The increase is due to increased depreciation from additional equipment purchased and from the amorization of additional software development costs.

Liquidity and Capital Resources.

As of April 30, 1996, the Company had a working capital deficit of $ 1,377,596, compared to a working capital deficit of $1,349,989 as of January 31, 1996. The Company's accounts receivable balance increased to $ 6,009,292 at April 30, 1996 from $5,735,778 at January 31 1995, which include first quarter sales coupled with of shorter payment terms. The Company expects improved cash receipts from initial fee recievables will continue in the foreseeable future, although there are no assurances.

On November 13, 1995 the Company obtained a revolving line of credit providing up to $2,000,000. The revolving line of credit bears interest a prime plus 2.5% , is secured by accounts receivable and matures on November 13, 1996. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants. The Company also obtained a line of credit of $500,000, from the same lender. The $500,000 line of credit is secured by accounts receivable and equipment. Interest is paid monthly on the unpaid balance at an annual rate of one percentage point above the bank's prime rate. The line matures in November 1996 and $ 246,604 was outstanding under those lines at April 30,1996.

The Company is currently dependent on cash from operations and available proceeds from its lines of credit for its daily operational cash requirements. The Company will be required to renew or replace the lines of credit in November, 1996 in order to continue to meet its cash requirements. Creation and operation of the planned medical call center service bureau is dependent upon, among other things, acquiring capital to fund the launch and working capital needs of the center. The Company continues to evaluate opportunities to expand and increase the existing capital available to it and continues to evaluate opportunities to reduce the number of days it takes to collect the initial fee accounts receivable. The Company is actively seeking alternative sources to raise additional capital to support its current operations and launch of the planned medical call center service bureau and the future growth plans, but there are no assurances that the Company will be successful in obtaining additional capital.

In each of its fiscal years ending January 31, 1996 and 1995, the Company offered a discount to its PAS users to prepay monthly support fees for a one year period. In each of these fiscal years, the Company generated approximately $300,000 in cash from the program. Cash from this prepayment program is recognized as revenue over the period benefited, generally a 12-month period. The Company expects to offer a similar discount to its PAS users in the second quarter of its current fiscal year.

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

The Company intends to continue to invest in product and software development, which will require additional support staff and related operating expenses. The Company has expanded its current office space and has made commitments to lease approximately 5,000 square feet of office space for its planned medical call center service bureau. In addition the Company has made certain capital commitments related to the additional office space. The Company expects that additional space will be taken and staff will be hired during its current fiscal year (ending January 31, 1997) for its current operations and for the planned medical call center service bureau and additional capital resources will be needed to fund this growth and expansion. In the past, the Company has funded its growth primarily through cash from operations and its existing lines of credit. The Company believes that additional capital will be necessary to support operations and planned growth in the coming fiscal year, including for implementing its service bureau strategy and is actively seeking sources of such capital. There are no assurances the Company will be successful in renewing or replacing its $2,500,000 in credit lines or in raising additional capital to support planned growth.

The discussion above includes statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are statements other than historical fact, that involve risks and uncertainties. In addition to the factors discussed elsewhere herein, important factors may cause the Company's actual results to differ materially from these and any future forward looking statements by or on behalf of the Company. Those factors include, among others, uncertainties and delays in the development and marketing of new products and services, particularly the planned medical call center service bureau products, and services demand and market acceptance risks, the Company's ability, or not, to obtain required renewed credit lines and additional financing, the impact of competitive products, services and pricing, continued rapid change and consolidation in the health care market, general changes in economic conditions not presently contemplated, and other factors detailed in the Company's Securities and Exchange Commission filings.


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

   a.  Exhibits required by Item 601 of Regulation S-B.

       Exhibit #27 Financial Data Schedule.


   b.  No reports on Form 8-K were filed during the quarter ended April 30,1996

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  National Health Enhancement Systems, Inc.
                                  (Registrant)



Date:     June 13, 1996           /s/  Gregory J. Petras
      ---------------------       ----------------------
                                  Gregory J. Petras, President and
                                  Chief Executive Officer


Date:      June 13, 1996          /s/  Jeffrey T. Zywicki
      -----------------------     -----------------------
                                  Jeffrey T. Zywicki, Senior Vice President
                                  Finance and Treasurer