Form 10QSB
period 1996-07-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1996-09-16
CIK 804368

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended July 31, 1996 .
                    ---------------

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

      Suite 1700
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

The number of shares of the Issuer's Common Stock outstanding at September 8, 1996 was 4,041,747 Shares.

Transitional Small Business Disclosure Format (check one):
   Yes [   ]  No [ X ]
                                                                    Page 1 of 16
                                                              Exhibit on Page 16

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                                         PAGE NO.
                                                                                                         --------

PART I.       FINANCIAL INFORMATION

              ITEM 1.      Consolidated Financial Statements

                           Consolidated Balance Sheet at July 31, 1996                                           3

                           Consolidated Statements of Operations for the three months ended July 31, 1996 and 1995 and for the six months
                               ended July 31, 1996 and 1995                                                      4

                           Consolidated Statements of Cash Flows for the six months
                               ended July 31, 1996 and 1995.                                                     5

                           Notes to  Consolidated Financial Statements                                           6

              ITEM 2.      Management's Discussion and Analysis of Financial Condition
                               and Results of Operations.                                                        9


PART II.      OTHER INFORMATION

              ITEM 1.      Legal Proceedings                                                                    15

              ITEM 4.      Submission of Matters to Vote of Security Holders                                    15

              ITEM 6.      Exhibits and Reports on Form 8-K                                                     15


              Signatures                                                                                        16

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET - JULY 31, 1996

                                   (Unaudited)

                           ASSETS
                                                                                  July 31, 1996
                                                                                  -------------
CURRENT ASSETS
     Cash and cash equivalents                                                     $1,607,298
     Accounts receivable, less allowance for doubtful
       accounts of $647,633 (Note 2)                                                5,602,305
     Prepaid expenses and supplies                                                  1,481,316
                                                                                  -----------

              Total current assets                                                  8,690,919

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, less
     accumulated amortization of  $1,267,784                                          979,133

PROPERTY AND EQUIPMENT (net)                                                        1,454,125

EXCESS OF PURCHASE PRICE OVER RELATED NET
     ASSETS ACQUIRED                                                                  517,477

OTHER ASSETS                                                                          385,550
                                                                                  -----------
                                                                                  $12,027,204
                                                                                  ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current installments of notes payable and obligations under
        capital leases (Note 2)                                                      $323,046
     Accounts payable                                                               1,406,099
     Accrued liabilities (Note 3)                                                   4,205,089
     Deferred revenues                                                              4,234,852
                                                                                  -----------

              Total current liabilities                                            10,169,086

NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES
     excluding current installments (Note 2)                                          294,463

DEFERRED REVENUES, net of current portion                                              98,069

COMMITTMENTS AND CONTINGENCIES
                                                                                  -----------
     Total liabilities                                                             10,561,618
                                                                                  -----------

STOCKHOLDERS' EQUITY (Note 5)
     Convertible Preferred stock, $.001 par value
        2,000,000 shares authorized and none issued and outstanding -                     125
     Common stock $.001 par value, 10,000,000 shares authorized, 4,204,136
        shares issued and 4,041,747 outstanding                                         4,042
     Capital contributed in excess of par value                                     4,249,002
     Accumulated deficit                                                           (2,784,018)
     Less treasury stock, 3,568 shares at cost                                         (3,565)
                                                                                  -----------

              Stockholders' equity                                                  1,465,586
                                                                                  -----------
                                                                                  $12,027,204
                                                                                  ===========

        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                     Three Months Ended July 31,         Six Months Ended July 31,
                                                                     ---------------------------         -------------------------
                                                                         1996            1995             1996             1995
                                                                         ----            ----             ----             ----
REVENUES
   Initial license fees                                             $  2,153,971     $  1,655,395     $  5,010,846     $  3,334,258
   Support fees, marketing services and material sales                 2,818,351        1,808,721        5,077,187        3,634,510
                                                                    ------------     ------------     ------------     ------------

   Total revenues                                                      4,972,322        3,464,116       10,088,033        6,968,768
                                                                    ------------     ------------     ------------     ------------

OPERATING EXPENSES
   Cost of license fees                                                  469,518          276,382        1,137,030          822,048
   Cost of support marketing services and materials sold               1,056,352          370,657        1,817,598          664,751
   Selling, product support and development                            2,837,509        2,054,347        5,654,067        4,326,291
   General and administrative                                            692,316          563,450        1,159,931          954,343
   Depreciation and amortization                                         285,421          221,792          536,127          401,664
   Provision for doubtful accounts                                        75,000           26,500          130,000           71,500
                                                                    ------------     ------------     ------------     ------------

Total operating expenses                                               5,416,116        3,513,128       10,434,754        7,240,596
                                                                    ------------     ------------     ------------     ------------

Income (loss) before income taxes                                       (443,794)         (49,012)        (346,721)        (271,828)

Provision for income taxes (Note 4)                                         --               --               --               --
                                                                    ------------     ------------     ------------     ------------

NET LOSS                                                            $   (443,794)    $    (49,012)    $   (346,721)    $   (271,828)
                                                                    ============     ============     ============     ============

Net loss  per common share (*)                                      $      (0.11)    $      (0.01)    $      (0.09)    $      (0.07)
                                                                    ============     ============     ============     ============

WEIGHTED AVERAGE SHARES                                                3,866,376        3,791,220        3,851,049        3,791,220
OUTSTANDING (*)                                                     ============     ============     ============     ============


(*)Adjusted to reflect a two for one stock split completed in January 1996.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Six Months Ended July 31,
                                                                                     -------------------------
                                                                                      1996              1995
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $  (346,721)       $  (271,828)

     Adjustments to reconcile net loss to net cash
        provided by operating activities:
     Depreciation and amortization                                                    536,127            401,664
     Provision for doubtful accounts                                                  130,000             71,500
     (Increase) decrease in accounts receivable                                          (227)           177,554
     (Increase) decrease in prepaid expenses and supplies                            (689,004)          (410,550)
     Increase (decrease) in accounts payable                                          408,257           (379,939)
     Increase (decrease) in accrued liabilities                                     1,127,739            468,700
     Increase (decrease) in deferred revenues                                         799,937            138,794
                                                                                  -----------        -----------

          Net cash provided  by  operating activities                               1,966,108            195,895
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in capitalized software development costs                              (200,181)           (77,481)
     Purchases of property and equipment                                             (739,625)          (268,410)
     Increases in other assets                                                       (166,505)           (18,562)
                                                                                  -----------        -----------

          Net cash used in investing activities                                    (1,106,311)          (364,453)
                                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                           38,087               --
     Principal payments on notes payable and capital leases                        (9,346,883)          (654,604)
     Proceeds from notes payable                                                    7,828,528            750,000
     Proceeds from sale of stock                                                      750,000               --
                                                                                  -----------        -----------


           Net cash provided by (used in) financing activities                       (730,268)            95,396
                                                                                  -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  129,529            (73,162)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,477,769          1,480,765
                                                                                  -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 1,607,298        $ 1,407,503
                                                                                  ===========        ===========

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

                                  July 31, 1996

Note 1
- ------


In connection with the preparation of the Company's financial statements for the fiscal year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of its software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated its previously reported accumulated deficit for the cumulative effect of these matters. Additionally, the Company's fiscal 1995 annual consolidated financial statements and fiscal 1996 quarterly consolidated financial statements have also been restated. The effect of the change on the Company's operating results for the quarter and six month period ended July 31, 1995 is as follows:

                              Quarter Ended July 31,  Six Months Ended July 31,
                            ---------------------------------------------------
                                      1995                       1995
                            ---------------------------------------------------
                            As Reported  As Restated  As Reported  As Restated
                            -----------  -----------  -----------  -----------
Total revenues              $ 4,107,220  $ 3,464,116  $ 8,335,015  $ 6,968,768
Income (loss) before        $   200,863  $   (49,012) $   368,982  $  (271,828)
  provision for income
  taxes
Net income (loss)           $   200,863  $   (49,012) $   368,982  $  (271,828)
Income (loss) per share(*)  $       .05  $      (.01) $       .08  $      (.07)

(*) After giving effect for 2 for 1 stock split in January 1996

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

Certain financial statement items from prior periods have been reclassified to be consistent with the current period financial statement presentation. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Company's Annual Report on Form 10-KSB/A filed for the fiscal year ended January 31, 1996 with the Securities and Exchange Commission.

The results of operations for the six month period ended July 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2
- ------

         Notes payable and obligations under capital leases at July 31, 1996:

         Revolving line of credit, advances not to exceed the lesser of the                                  $4,025
              calculated borrowing base, as defined, or $2,000,000, interest at
              Wall Street Journal prime rate plus 2.5% (10.75% at July 31, 1996), matures November 1996, secured by substantially all assets of the Company, including eligible accounts receivable, as defined.  The Company also has an available $500,000 line of credit with the same lender, which matures in
              November 1996, interest at Wall Street Journal prime rate, secured by accounts receivable and equipment



         Obligations under capital  leases,  interest  rates ranging from 11% to
              28%, maturities through November 1999, secured by computer
              and other equipment                                                                           613,484
                                                                                                            -------
                                                                                                            617,509
Less - current installments                                                                                (323,046)
                                                                                                           --------
                                                                                                           $294,463
                                                                                                           ========

The lines of credit agreement requires the Company to maintain compliance with certain covenants including, among others, a debt-to-net worth ratio, a minimum quick ratio, and a minimum tangible net worth requirement, as defined in the agreement. At July 31, 1996, the Company was not in compliance with the debt-to-net worth requirement and the lender has waived compliance with this covenant.

Future maturities of notes payable and obligations under capital leases are as follows as of July 31, 1996:

                                              Notes Payable       Capital Leases
                                              -------------       --------------
         1997                                     $4,025             $363,488
         1998                                         -               198,205
         1999                                         -               106,636
         2000                                         -                50,014
         2001 and later                               -                    -
                                                  $4,025              718,343
                                                  ------             --------
       Less amount representing interest              -              (104,859)
                                                  ------             --------
                                                  $4,025             $613,484
                                                  ======             ========


The Company has made certain capital commitments of approximately $200,000 related to its current office space.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

Note 3
- ------

Accrued liabilities at July 31, 1996 consist of the following:


Accrued product cost of sales                              $  1,472,197
Accrued payroll and commissions                               1,026,592
Accrued royalties                                             1,280,518
Other accrued liabilities                                       425,782
                                                           ------------
                                                           $  4,205,089
                                                           ============


Note 4
- ------

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences in financial reporting and taxable income, carry forwards available and enacted tax law.

The components of deferred taxes as of July 31, 1996 are as follows:


         Allowance for doubtful accounts                        $259,000
         Tax depreciation in excess
               of book depreciation                              (75,000)
         Capitalized software costs                             (392,000)
         Accrued liabilities                                     435,000
         Deferred revenues                                       272,000
         Net operating loss carry forward                        520,000
         Valuation allowance                                  (1,019,000)
                                                            ------------
                                                            $      - 0 -
                                                            =============

A valuation allowance is provided when it is uncertain that some or all of the deferred tax asset will be recognized. As of July 31, 1996, the increase in the valuation allowance results from changes in temporary differences and net operating loss carryforwards.


Note 5
- ------

Stockholder's Equity

On July 23, 1996, the Company completed a private placement where the Company issued 166,667 shares of restricted common stock at $4.50 per share to two investors and received proceeds of $750,000. The investors have certain demand and piggyback registration rights. The investors are affiliates of Beech Street Corporation ("Beech Street"). On July 21, 1996, the Company entered into a distribution agreement and a call center services management agreement with Beech Street. The distribution agreement enables Beech Street to distribute the Company's personal health management services to Beech Street customers. Under the call center services agreement, the Company will provide certain call center services over a 12-month period to Beech Street for $1,245,000.
The Company is receiving quarterly payments for the services provided.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2
- ------

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
- --------------------------------------------------------------------------------
Operations
- ----------

Restatement of Financial Statements
- -----------------------------------

In connection with the preparation of the Company's financial statements for the fiscal year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated its previously reported accumulated deficit for the cumulative effect of these matters. Additionally, the Company's fiscal 1995 annual consolidated financial statements and its fiscal 1996 quarterly consolidated financial statements have also been restated. See Note 1 of Notes to Consolidated Financial Statements. The information in the following discussion is presented after restatement of the financial statements for the quarter and six months ended July 31, 1995.

Background and Recent Developments
- ----------------------------------

During the fiscal year ended January 31, 1996, and continuing through the period ended July 31, 1996 the Company continued to invest resources to expand and improve its sales function and also invested to support its product development efforts. As a result, operating expenses increased and are expected to continue at current or increasing levels. The Company believes it will be necessary to continue to invest resources to support the Company's growth plans and client obligations. The continuing investment in the sales function and in product development is part of management's strategy to increase revenues. While management believes this strategy will result in increased revenues, there are no assurances that future revenues will increase.

The Company's operations are also currently being affected by consolidation, alliances and mergers in the healthcare market. Nonetheless, and while there are no assurances, the Company's management believes that its competitive strengths will permit it to continue to compete in its targeted market and that the Company is positioned favorably to take advantage of future opportunities in the healthcare market. The Company's management believes that healthcare reform will continue to shift to a managed care environment. The Company's management also believes its products help healthcare providers improve their services and also help reduce healthcare costs by providing objective information on healthcare issues to individuals thereby enabling them to make informed choices about when, where and how to seek healthcare services and reduce healthcare costs. Nonetheless, the Company's operations may be materially and adversely affected by continuing consolidation, alliances and mergers in the healthcare industry, healthcare reform in the private or public sector, and by future economic conditions.

In July 1996, the Company launched its personal health management service bureau call center. The personal health management service bureau is a telephone advice line whereby eligible participants are able to access, through a toll-free telephone number, nurses or pre-recorded information to answer or obtain information on health related issues. The Company operates this call center service bureau twenty-four (24) hours a day, seven (7) days a week, by staffing the call center service bureau with the Company's own nurses and proprietary technology. Establishment and operation of the call center service bureau involves numerous risks, including risks associated with launching a new venture, diversion of management's attention from other business concerns, loss of capital, risks of entering markets in which the Company has limited or no direct prior experience and competition in a market where there is at least one established competitor with significantly greater resources than the Company. There are no assurances the Company will be able to successfully penetrate the market and grow the service bureau business. Successful operation of the newly launched service bureau is dependent on a number of factors, including the Company maintaining adequate capital to continue to fund the service bureau's operations, growth and working capital needs.

On July 21, 1996, the Company entered into a distribution agreement and a call center services management agreement with Beech Street Corporation ("Beech
Street"). The distribution agreement enables Beech Street to distribute the Company's personal health management services to Beech Street customers. Under the call center services management agreement, the Company will provide certain call center services and expertise over a 12-month period to Beech Street for $1,245,000. The Company is receiving quarterly payments for the services provided and the revenue under the contract is recognized based on a percent of completion. As of July 31,1996 approximately $175,000 had been recognized.

On July 23, 1996, the Company completed a private placement where the Company issued 166,667 shares of restricted common stock to two investors and received proceeds of $750,000. The investors have certain demand and piggyback registration rights.

Results of Operations
- ---------------------
Three Months Ended July 31, 1996 vs. Three Months Ended July 31, 1995
- ---------------------------------------------------------------------

Income/Loss. For the quarter ended July 31, 1996, the Company had net loss of $443,794 compared to net loss of $49,012 for the quarter ended July 31, 1995.

Revenues and operating results depend primarily on the volume and timing of orders received during each fiscal quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its initial license fee revenues in the last month of each fiscal quarter, frequently in the last week. Because a significant portion of the Company's operating expenses are relatively fixed with personnel levels and other expenses based upon anticipated revenues, a substantial portion of which may not be generated until the end of each fiscal quarter, the Company may not be able to reduce expenditures in response to sales shortfalls or delays. These factors could cause variations in operating results from quarter to quarter.

During the past fiscal quarter, the Company experienced delays in receiving initial license fee agreements of approximately $1.4 million. While there are no assurances, the Company expects that this $1.4 million in delayed contracts will be received in its third fiscal quarter.

Revenues. Total revenues increased approximately 41% to $4,972,322 for the quarter ended July 31, 1996 from $3,464,116 for the quarter ended July 31, 1995. The increase is primarily attributed to increases in revenues generated from support fees.

Initial license fees primarily represent revenues from the initial sale of the Company's medical call center products such as Centramax Plus and voice response products. Revenue from initial license fees increased to $2,153,971 for the quarter ended July 31, 1996, from $1,655,395 for the quarter ended July 31, 1995.

Support, marketing services and material revenues were $2,818,351 for the quarter ended July 31, 1996 compared to $1,808,721 for the quarter ended July 31, 1995. The increase in support, marketing services and material revenues is primarily attributed to an increase in support fee revenues which represent charges to the Company's licensees, as provided for in the Company's license agreements, for continued use of the products and for ongoing software maintenance and enhancements to the products. Historically, the support fees began within six to twelve months after a customer executed a license agreement. The Company has recently modified the support fee terms to begin on the contract date. Revenue generated from support fees increased approximately $900,000 for the quarter ended July 31, 1996 compared to the quarter ended July 31, 1995, primarily as a result of the increase in the total number of product license agreements. The Company believes that as the number of customers it has for all products increases, revenues generated from support fees will continue to increase.. Revenues generated from the sale of materials represent the sale of printed questionnaires and reports from the Company's Patient Assessment System ("PAS") and HealthDirect products. The revenue from the sale of materials for the quarter ended July 31, 1996 decreased from the quarter ended July 31, 1995. For the remainder of its current fiscal year, the Company does not expect any significant increase or decrease in future revenues associated with the PAS and HealthDirect products. Marketing services represents revenue from strategic and creative services provided and generated by the Company's subsidiary First Strategic Group ("FSG"). Revenues from marketing services for the quarter ended July 31, 1996 were approximately 20% higher than the quarter ended July 31, 1995 due primarily to an increase in new consulting engagements.

Operating Expenses. Total operating expenses increased approximately 51% to $5,416,116 for the quarter ended July 31, 1996 from $3,513,128 for the quarter ended July 31, 1995. Total operating expenses increased primarily due to an increase in expenses associated with selling, product support and development and variable royalty expenses associated with the recurring revenue increase.

Cost of License Fees, Materials and Service Revenues. The cost of initial license fees increased to $469,518 for the quarter ended July 31, 1996 from $276,382 for the quarter ended July 31, 1995. The increase is primarily due to costs associated with increased sales of voice response products and the increased costs of health information royalties.

Cost of support, marketing services and materials revenues, which includes the cost of royalties, printed report forms and questionnaires sold to PAS licensees, the costs of materials associated with the HealthDirect product and costs associated with FSG services revenue, increased to $1,056,352 for the quarter ended July 31, 1996 from $370,657 for the quarter ended July 31, 1995. The increase is primarily a result of costs associated with the increased royalties and marketing service revenues from FSG.

Selling, Product Support and Development. Selling, product support and development expenses increased to $2,837,509 for the quarter ended July 31, 1996 from $2,054,347 for the quarter ended July 31, 1995. The increase is primarily attributable to increases in the Company's sales, product support and development staff, and the expansion of the technical support staff as well as increased costs associated with supporting these increased staffing levels.

General and Administrative. General and administrative expenses increased to $692,312 for the quarter ended July 31, 1996 from $563,450 for the quarter ended July 31, 1995. The increase is primarily attributable to increases in professional service and other general operating expenses.

Depreciation and Amortization. Depreciation and amortization expense increased to $285,421 for the quarter ended July 31, 1996 from $221,792 for the quarter ended July 31, 1995. This increase is due to the increased depreciation expense from additional equipment purchases and amortization expense associated with the additional software development costs.


Six Months Ended July 31, 1996 vs. Six Months Ended July 31, 1995
- -----------------------------------------------------------------

Income/Loss. For the six months ended July 31, 1996, the Company had net loss of $346,721 compared to net loss of $271,828 for the six months ended July 31, 1995.

Revenue. Total revenue increased approximately 45% to $10,088,033 for the six months ended July 31, 1996 from $6,968,768 for the six months ended July 31, 1995. The increase in revenue is due primarily to increases in both initial license fee and support fee revenue.

Revenues from initial license fees increased to $5,010,846 for the six months ended July 31, 1996 from $3,334,258 for the six months ended July 31, 1995. The increase is due to an increase in the initial license fee revenue from the Company's medical call center, Centramax.M Plus and interactive voice response products.

Support, marketing service and material revenue increased to $5,077,187 for the six months ended July 31, 1996 from $3,634,510 for the six months ended July 31, 1995. Revenue from support fees increased approximately $1.6 million for the six months ended July 31, 1996 from the six months ended July 31, 1995 due to the increased customer base and related product license agreements. Revenue generated from the sale of materials and services decreased for the six months ended July 31, 1996 from the six months ended July 31, 1995 due to a decrease in sale of printed questionnaire and reports, and from decreased revenue from HealthDirect subscriptions.

Operating Expenses. Total operating expenses increased approximately 44% to $10,434,754 for the six months ended July 31, 1996 from $7,240,596 for the six months ended July 31, 1995. The increase is due primarily to an increase in certain expenses associated with increases in sales and product development activities and variable expenses associated with increased revenues.

Cost of License Fees, Materials and Service Revenues. The cost of license fees increased to $1,137,030 for the six months ended July 31, 1996, compared to $822,048 for the six months ended July 31, 1995. The increase is due to variable costs associated with increased initial license fee revenues and increased costs of health information royalties.

Cost of support, materials and service revenue increased to $1,817,598 for the six months ended July 31, 1996 from $664,751 for the six months ended July 31, 1995. The increase is due to the increased cost associated with increased revenue from support fees.

Selling, Product Support and Development. Selling, product support and development expense increased to $5,654,067 for the six months ended July 31, 1996 from $4,326,291 for the six months ended July 31, 1995. The increase was due primarily to increased sales, product support and development staffs and related expenses to support the increased staffing levels. These increases in staff were, in management's opinion, necessary to expand product distribution, support the Company product development as well as expand the technical support function to service the Company's customers.

General and Administrative. General and administrative expenses increased to $1,159,931 for the six months ended July 31, 1996 from $954,343 for the six months ended July 31, 1995. The increase is primarily attributable to an increase in professional service and other general operating expenses.

Depreciation and Amortization. Depreciation and amortization expense increased to $536,127 for the six months ended July 31, 1996 from $401,664 for the six months ended July 31, 1995. This increase is due to the increased depreciation expense from additional equipment purchases and amortization expense associated with increased software development costs.

Liquidity and Capital Resources
- -------------------------------

As of July 31, 1996, the Company had a working capital deficit (current assets minus current liabilities) of $1,478,167 compared to a working capital deficit of $1,349,989 as of January 31, 1996. The Company's accounts receivable balance decreased to $5,602,305 at July 31, 1996 from $5,735,778 at January 31, 1996.

On July 23, 1996, the Company completed a private placement whereby the Company issued 166,667 shares of common stock to two investors and received proceeds of $750,000. The investors are affiliates of Beech Street. Subsequently on August 22, 1996 one of the investors was elected to the Company's Board of Directors. The shareholders also received certain demand and piggyback registration rights.

On November 13, 1995, the Company obtained a revolving line of credit providing up to $2,000,000. The revolving line of credit bears interest at prime plus 2.5%, is secured by accounts receivable and matures on November 13, 1996. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants. The Company also obtained a line of credit of $500,000, from the same lender. The $500,000 line of credit is secured by accounts receivable and equipment. Interest is paid monthly on the unpaid balance at an annual rate of one percentage point above the prime rate. The lines mature in November 1996 and $4,025 was outstanding under those lines at July 31, 1996. On July 31, 1996 the Company was out of compliance with the debt to net worth requirement under the line of credit, which has been waived by the lender. The Company is in current discussions with the lender and while there are no assurances the Company's management expects the lender to renew the line of credit and renegotiate the associated financial convenents.

The Company is currently dependent on cash from operations and available proceeds from its lines of credit for its daily operational cash requirements. The Company will be required to renew or replace the lines of credit in November, 1996, in order to continue to meet its cash requirements. Successful operation of the medical call center service bureau is dependent upon, among other things, maintaining sufficient capital to continue to fund the operations, growth and working capital needs of the call center service bureau. The Company continues to evaluate opportunities to expand and increase the existing capital available to it and continues to evaluate opportunities to reduce the number of days it takes to collect the initial fee accounts receivable. While the Company believes the recent private placement, lines of credit and cash flow from operations requirements will provide the Company with its short term cash requirements for its current operations and the operations of the recently launched medical call center, the Company will continue to actively seek alternative sources to raise additional capital to support its future growth including the growth of the medical call center service bureau. There are however no assurances that the Company will be successful in obtaining additional capital.

The Company's operating results continue to be inconsistent on a month-to-month basis and are dependent upon retention and performance of the Company's sales staff, long product sales cycles related in part to pricing of the Company's products and customer budget requirements, and to other factors, such as uncertainties associated with the healthcare market and economic conditions, beyond the control of the Company. The Company, however, will continue to evaluate methods to improve and increase its product distribution channels and to enhance or expand its current product lines. The Company has expanded, and will seek to continue to improve and enhance, its product lines in order to be more responsive to the market. The Company's management believes that quarterly operating results are dependent, and will continue to be dependent, on the initial license fee revenues in the foreseeable future. The recurring monthly revenue from support fees, material sales and services is currently not sufficient to maintain a break-even level at the Company's current operating expense levels. The Company will continue to focus its efforts on improving cash from operations, increasing recurring revenue, and increasing its operating income.

The Company intends to continue to invest in product and software development, which will require additional support staff and related operating expenses. The Company has expanded its current office space and has leased an additional 5,000 square feet of office space for its recently launched medical call center service bureau. In addition, the Company has made certain capital commitments of approximately $200,000 related to its office space. The Company expects that additional space will be taken and staff will be hired during its current fiscal year (ending January 31, 1997) for its current operations and for the recently launched medical call center service bureau and additional capital resources will be needed to fund this growth and expansion. In the past, the Company has funded its growth primarily through cash from operations and its existing lines of credit. While the Company believes the recent private placement, lines of credit and cash flow from operations will provide the Company with its short-term cash requirements for its current operations and the operations of the recently launched medical call center, the Company believes that additional capital will be necessary to support future operations and planned growth in the coming fiscal year, including for expanding its service bureau operations, and is actively seeking sources of such capital. While the Company believes it will renew its $2,500,000 lines of credit with the current lender, there are no assurances the Company will be successful in renewing or replacing its in credit lines or in raising additional capital to support planned growth.

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
- --------------------------------------------------------------------------------
1995.
- -----

This Form 10-QSB includes statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
which are statements other than historical fact, that involve risks and uncertainties. In addition to the factors discussed elsewhere herein, important factors may cause the Company's actual results to differ materially from these and any future forward looking statements by or on behalf of the Company. Those factors include, among others, uncertainties and delays in the development, commercialization and marketing of new products and services, particularly the recently launched medical call center service bureau products, and services demand and market acceptance risks, the Company's ability, or not, to obtain required renewed credit lines and additional financing, the impact of competitive products, services and pricing, continued rapid change and consolidation in the healthcare market, general changes in economic conditions not presently contemplated, and other factors detailed in the Company's Securities and Exchange Commission filings.

PART II. OTHER INFORMATION


     ITEM 1.      Legal Proceedings

                  The Company is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of liability, if any, as a result of the claims and proceedings is not likely to have a material effect on the financial condition or results of operations of the Company.


     ITEM 4.      Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  On June 20, 1996, the Company held its annual meeting of stockholders. In addition to electing directors at the annual meeting, the stockholders approved an amendment to the Company's 1988 Stock Option Plan, (the "Plan") which provides for an increase in the number of stock options available under the Plan from 1,600,000 to 1,700,000 stock options. Of the common stock entitled to vote at the meeting, 3,320,480 shares were voted in favor of amendment to the Plan, 30,100 shares were voted against and 9,573 shares abstained from voting.

                  All the nominees for directors of the Company as listed in the proxy statement were elected as follows:

                        Directors              Votes For       Votes Withheld
                        ---------              ---------       --------------
                    John Delmatoff             3,355,485            4,668
                    Gardiner Dutton            3,357,085            3,068
                    James Myers                3,356,485            3,668
                    Greg Petras                3,357,485            2,668
                    Steve Wood                 3,357,485            2,668


     ITEM 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

              (a) Exhibits required by Item 601 of Regulation S-B.

                     Exhibit 10.52 Call Center Services Agreement with Beech Street Corporation.

                     Exhibit 10.53 Subscription and Stock Purchase Agreement with William Fickling, Jr. and W. Cal McGraw.


                     Exhibit 27 Financial Data Schedule

              (b) Reports on Form 8-K
                      No reports on Form 8-K were filed during the quarter ended July 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       National Health Enhancement Systems, Inc.
                                       (Registrant)



Date:     September 12, 1996           /s/  Gregory J. Petras
     -------------------------         -------------------------------------
                                       Gregory J. Petras
                                       President and Chief Executive Officer


Date:     September 12, 1996           /s/  Jeffrey T. Zywicki
     -------------------------         -------------------------------------
                                       Jeffrey T. Zywicki
                                       Sr. Vice President Finance