Form 10QSB
period 1996-10-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1996-12-16
CIK 804368

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended October 31, 1996.
                     ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number for the transition period from ___________ to ___________

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

The number of shares of the Issuer's Common Stock outstanding at December 9, 1996 was 4,613,547 Shares.

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]
                                                                    Page 1 of 18
                                                              Exhibit on Page 18

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                                         PAGE NO.
                                                                                                         --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.      Consolidated Financial Statements

                       Consolidated Balance Sheet at October 31, 1996                                        3

                       Consolidated Statements of Operations for the three months ended October 31, 1996 and 1995 and for the nine months
                           ended October 31, 1996 and 1995                                                   4

                       Consolidated Statements of Cash Flows for the nine months
                           ended October 31, 1996 and 1995.                                                  5

                       Notes to  Consolidated Financial Statements                                           6

          ITEM 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.                                                        9


PART II.  OTHER INFORMATION

          ITEM 1.      Legal Proceedings                                                                    16


          ITEM 6.      Exhibits and Reports on Form 8-K                                                     16


          Signatures                                                                                        17

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET - OCTOBER 31, 1996

                                   (Unaudited)

                           ASSETS
                                                                               October 31, 1996
                                                                               ----------------
CURRENT ASSETS
     Cash and cash equivalents                                                     $1,771,444
     Accounts receivable, less allowance for doubtful
       accounts of $589,000  (Note 2)                                               7,613,462
     Prepaid expenses and supplies                                                  1,023,034
                                                                                  -----------

              Total current assets                                                 10,407,940

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, less
     accumulated amortization of  $1,387,784                                          995,462

PROPERTY AND EQUIPMENT (net)                                                        1,553,463

EXCESS OF PURCHASE PRICE OVER RELATED NET
     ASSETS ACQUIRED                                                                  498,546

OTHER ASSETS                                                                          439,765
                                                                                  -----------
                                                                                  $13,895,176
                                                                                  ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current installments of notes payable and obligations under
        capital leases (Note 2)                                                   $   710,290
     Accounts payable                                                               1,219,171
     Accrued liabilities (Note 3)                                                   4,702,864
     Deferred revenues                                                              4,657,105
                                                                                  -----------

              Total current liabilities                                            11,289,430

NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES
     excluding current installments (Note 2)                                          218,599

DEFERRED REVENUES, net of current portion                                              12,211
                                                                                  -----------

     Total liabilities                                                             11,520,240
                                                                                  -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (Note 5)
     Convertible Preferred stock, $.001 par value
        2,000,000 shares authorized and none issued and outstanding -
     Common stock $.001 par value, 10,000,000 shares authorized, 4,982,303
        shares issued and 4,613,547 outstanding                                         4,057
     Capital contributed in excess of par value                                     4,263,269
     Accumulated deficit                                                           (1,888,825)
     Less treasury stock, at cost 3,568 shares                                         (3,565)
                                                                                  -----------

              Stockholders' equity                                                  2,374,936
                                                                                  -----------
                                                                                  $13,895,176
                                                                                  ===========

        See accompanying notes to the consolidated financial statements.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended October 31,   Nine Months Ended October 31,
                                                         ------------------------------   -----------------------------
                                                             1996             1995              1996           1995
                                                             ----             ----              ----           ----
REVENUES
   Initial license fees                                  $  3,932,883    $  2,648,379     $  8,943,729    $  5,982,637
   Support fees, marketing services and material sales      3,779,793       2,171,709        8,856,980       5,806,219
                                                         ------------    ------------      -----------     -----------

   Total revenues                                           7,712,676       4,820,088       17,800,709      11,788,856
                                                         ------------    ------------      -----------     -----------

OPERATING EXPENSES
   Cost of license fees                                     1,061,151         829,314        2,198,181       1,351,362
   Cost of support, marketing services and
       materials sold                                       1,160,080         867,775        2,977,679       1,832,527
   Selling, product support and development                 3,444,351       2,244,076        9,096,463       6,570,366
   General and administrative                                 574,217         343,550        1,736,105       1,297,893
   Depreciation and amortization                              317,684         240,057          853,810         641,721
   Provision for doubtful accounts                            110,000          78,000          240,000         149,500
                                                         ------------    ------------      -----------     -----------

Total operating expenses                                    6,667,483       4,602,773       17,102,238      11,843,369
                                                         ------------    ------------      -----------     -----------


Income (loss) before income taxes                           1,045,193         217,316          698,471         (54,513)

Provision for income taxes (Note 4)                          (150,000)           --           (150,000)           --
                                                         ------------    ------------      -----------     -----------

Net Income (Loss)                                        $    895,193    $    217,316     $    548,471    $    (54,513)
                                                         ============    ============      ===========     ===========

Net income (loss) per common share (*)                   $        .15    $       0.05     $        .10    $      (0.01)
                                                         ============    ============      ===========     ===========

WEIGHTED AVERAGE SHARES                                     5,807,817       4,825,084        5,663,708       3,793,640
OUTSTANDING (*)                                          ============    ============      ===========     ===========


(*)Adjusted to reflect a two for one stock split completed in January 1996.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              Nine Months Ended October 31,
                                                              -----------------------------
                                                                  1996            1995
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                        $    548,471    $    (54,513)

     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
     Depreciation and amortization                                 853,810         641,721
     Provision for doubtful accounts                               240,000         149,500
     (Increase) decrease in accounts receivable                 (2,087,784)     (1,512,214)
     (Increase) decrease in prepaid expenses and supplies         (311,725)       (117,210)
     Increase (decrease) in accounts payable                       221,329        (200,875)
     Increase (decrease) in accrued liabilities                  1,625,518         864,773
     Increase (decrease) in deferred revenues                    1,136,332         419,655
                                                              ------------    ------------

          Net cash provided  by  operating activities            2,225,951         190,837
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in capitalized software development costs           (356,762)       (147,625)
     Purchases of property and equipment                          (752,306)       (508,377)
     (Increase) decrease in other assets                          (165,227)        351,988
                                                              ------------    ------------

          Net cash used in investing activities                 (1,274,295)       (304,014)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                        52,239            --
     Principal (payments)/proceeds from line of credit          (1,206,093)        250,000
     Payments from notes payable and capital leases               (254,127)       (405,140)
     Proceeds from sale of stock                                   750,000            --
                                                              ------------    ------------


           Net cash used in financing activities                  (657,981)       (155,140)
                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               293,675        (268,317)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,477,769       1,480,765
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  1,771,444    $  1,212,448
                                                              ============    ============

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

                                October 31, 1996

Note 1
------


In connection with the preparation of the Company's financial statements for the fiscal year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of its software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated its previously reported accumulated deficit for the cumulative effect of these matters. Additionally, the Company's fiscal 1995 annual consolidated financial statements and fiscal 1996 quarterly consolidated financial statements have also been restated. The effect of the change on the Company's operating results for the quarter and nine month period ended October 31, 1995 is as follows:

                                       Quarter Ended October 31,   Nine Months Ended October 31,
                                     -----------------------------------------------------------
                                                  1995                          1995
                                     -----------------------------------------------------------
                                       As Reported    As Restated   As Reported    As Restated
                                       -----------    -----------   -----------    -----------
Total revenues                        $ 4,338,174    $ 4,820,088   $ 12,673,189   $ 11,788,856
Income (loss) before
provision for income taxes            $   176,660    $   217,316   $    545,642   $    (54,513)
Net income (loss)                     $   176,660    $   217,316   $    545,642   $    (54,513)
Income (loss) per share(*)            $     .03      $     .05     $      .11     $     (.01)

(*) After giving effect for 2 for 1 stock split in January 1996.

The consolidated financial statements, which include the accounts of National Health Enhancement Systems, Inc. and its wholly owned subsidiaries (collectively the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission specifically to Form 10-QSB. Accordingly they do not include all the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly financial position, results of operations, and cash flows for the periods presented.

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

The results of operations for the three and nine month periods ended October 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2
------

         Notes payable and obligations under capital leases at October 31, 1996:

         Revolving line of credit, advances not to exceed the lesser of the                           $   400,000
              calculated borrowing base, as defined, or $2,500,000, interest at
              Wall Street Journal prime rate plus 2.0% (10.75% at October 31, 1996), matures October 1997, secured by substantially all assets of the Company, including eligible accounts receivable, as defined.  The Company has an additional $500,000 line of credit available with the same lender, which matures in
              November 1996, interest at Wall Street Journal prime rate, secured by accounts receivable and equipment which the Company elected not to renew.



         Obligations under capital  leases,  interest  rates ranging from 11% to
              28%, maturities through November 1999, secured by computer
              and other equipment                                                                           528,889
                                                                                                        -----------
                                                                                                            928,889
Less - current installments                                                                                (710,290)
                                                                                                        -----------
                                                                                                        $   218,599
                                                                                                        ===========

The line of credit agreement requires the Company to maintain compliance with certain covenants including, among others, a debt-to-net worth ratio, a minimum quick ratio, and a minimum tangible net worth requirement, as defined in the agreement. As of October 31, 1996 the Company was in compliance with these covenants.

Future maturities of notes payable and obligations under capital leases are as follows as of October 31, 1996:

                                               Notes Payable     Capital Leases
                                               -------------     --------------
             1997                              $ 400,000           $ 316,940
             1998                                  -                 174,665
             1999                                  -                  81,926
             2000                                  -                  14,384

                                               ---------           ----------

                                               $ 400,000           $ 587,915

           Less amount representing interest         -               (59,026)
                                               ---------           ----------

                                               $ 400,000           $ 528,889
                                               =========           =========



The Company has made certain capital commitments of approximately $85,000 related to certain equipment.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

Note 3
------

Accrued liabilities at October 31, 1996 consist of the following:


Accrued product cost of sales                             $       1,560,261
Accrued payroll and commissions                                   1,350,304
Accrued royalties                                                 1,380,310
Other accrued liabilities                                           411,989
                                                          ------------------
                                                          $       4,702,864
                                                          =================

Note 4
------

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

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                           1996                     1995
                                                                           ----                     ----
Expected income tax expense (benefit) at 34%                           $  103,000                $  152,000
Reconciling items:
         State income taxes, net of federal income tax benefit             35,000                    40,000
         Amortization of excess purchase price and other                   40,000                    40,000
         Increase in valuation allowance                                        -                         -
Other, including effect of utilizing net operating
loss carryforwards in accordance with SFAS No. 109                        (28,000)                 (232,000)
                                                                        ---------                ----------

Current provision for income taxes, of which
$115,000 is federal and $35,000 is state in 1996                        $ 150,000                $      -0-
                                                                        =========                ==========

The components of deferred taxes as of October 31, 1996 are as follows:

         Allowance for doubtful accounts              $    276,000
         Tax depreciation in excess
               of book depreciation                       ( 75,000)
         Capitalized software costs                       (398,000)
         Accrued liabilities                               403,000
         Deferred revenues                                 235,000
         Net operating loss carry forward                   27,750
         Valuation allowance                              (468,750)
                                                       -----------

                                                      $      - 0 -
                                                       ===========

A valuation allowance is provided when it is uncertain that some or all of the deferred tax asset will be recognized. As of October 31, 1996, the decrease in the valuation allowance results from changes in temporary differences and net operating loss carry forwards.

Note 5
------

Stockholders' Equity

On July 23, 1996, the Company completed a private placement where the Company sold and issued 166,667 shares of restricted common stock at $4.50 per share to two investors and received proceeds of $750,000. The investors have certain demand and piggyback registration rights. The investors are affiliates of Beech Street Corporation ("Beech Street"). On July 21, 1996, the Company entered into a distribution agreement and a call center services management agreement with Beech Street. The distribution agreement enables Beech Street to distribute the Company's personal health management services to Beech Street customers. Under the call center services agreement, the Company will provide certain call center services over a 12-month period to Beech Street for $1,245,000. On August 22, 1996 the Board of Directors of the Company elected one of the investors to serve on the Company's Board and granted certain options in conjunction with the election to the Company's Board.

In June 1996 the holder of the Company's preferred stock converted 125,000 shares into 500,000 shares of common stock.

           NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2
------

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

Restatement of Financial Statements
-----------------------------------

In connection with the preparation of the Company's financial statements for the fiscal year ended January 31, 1996, the Company determined that the application of its accounting policy regarding recognizing revenues on its sales of software products and related services did not comply in all instances with the technical requirements and interpretations of Statement of Position 91-1, "Software Revenue Recognition." Accordingly, the Company has reevaluated and revised its revenue recognition for the affected transactions and has restated its previously reported accumulated deficit for the cumulative effect of these matters. Additionally, the Company's fiscal 1995 annual consolidated financial statements and its fiscal 1996 quarterly consolidated financial statements have also been restated. See Note 1 of Notes to Consolidated Financial Statements. The information in the following discussion is presented after restatement of the financial statements for the quarter and nine months ended October 31, 1995.

Background and Recent Developments
----------------------------------

During the fiscal year ended January 31, 1996, and continuing through the period ended October 31, 1996 the Company continued to invest resources to expand and improve its sales function and also invested to support its product development efforts and the recently launched personal health management service bureau call center (see discussion below). As a result, operating expenses increased and are expected to continue at current or increasing levels. The Company believes it will be necessary to continue to invest resources to support the Company's growth plans and client obligations. The continuing investment in the sales function, product development and personal health management service bureau call center is part of management's strategy to increase revenues. While management believes this strategy will result in increased revenues, there are no assurances that future revenues will increase.

The Company's operations are also currently being affected by consolidation, alliances and mergers in the healthcare industry. Nonetheless, and while there are no assurances, the Company's management believes that its competitive strengths will permit it to continue to compete in its targeted market and that the Company is positioned favorably to take advantage of future opportunities in the healthcare market. The Company's management believes that healthcare reform will continue to shift to a managed care environment. The Company's management also believes its products help healthcare providers improve their services and also help reduce healthcare costs by providing objective information on healthcare issues to individuals thereby enabling them to make informed choices about when, where and how to seek healthcare services and reduce healthcare costs. Nonetheless, the Company's operations may be materially and adversely affected by continuing consolidation, alliances and mergers in the healthcare industry, healthcare reform in the private or public sector, and by future economic conditions.

In July 1996, the Company launched its personal health management service bureau call center. The personal health management service bureau is a telephone advice line whereby eligible participants are able to access, through a toll-free telephone number, nurses or pre-recorded information to answer or obtain information on health related issues. The Company operates this call center service bureau twenty-four (24) hours a day, seven (7) days a week, by staffing the call center service bureau with the Company's own nurses and proprietary technology. Establishment and operation of the medical call center service bureau involves numerous risks, including risks associated with launching a new venture, diversion of management's attention from other business concerns, loss of capital, risks of entering markets in which the Company has limited or no direct prior experience and competition in a market where there is at least one established competitor with significantly greater resources than the Company. There are no assurances the Company will be able to successfully penetrate the market and grow the medical call center service bureau business. Successful operation of the newly launched medical call center service bureau is dependent on a number of factors, including the Company maintaining adequate capital to continue to fund the medical call center service bureau's operations, growth and working capital needs.

On July 21, 1996, the Company entered into a distribution agreement and a call center services management agreement with Beech Street Corporation ("Beech
Street"). The distribution agreement enables Beech Street to distribute the Company's personal health management services to Beech Street customers. Under the call center services management agreement, the Company will provide certain call center services and expertise over a 12-month period to Beech Street for $1,245,000. The Company is receiving payments for the services provided and the revenue under the contract is recognized based on a percent of completion. As of October 31,1996 approximately $478,000 had been recognized which is included in the Company's marketing services revenue.

On July 23, 1996, the Company completed a private placement where the Company issued 166,667 shares of restricted common stock to two investors and received proceeds of $750,000. The investors are affiliates of Beech Street. The investors have certain demand and piggyback registration rights.

On December 22, 1995 the Company entered into a development and distribution agreement with Pfizer Health Solutions Inc., ("Pfizer") a subsidiary of Pfizer Inc. Under the agreement the Company was to provide certain development services and products to Pfizer for $1,375,000. As of October 31, 1996 the Company received all payments due under the agreement and delivered on all its obligations.

Results of Operations
---------------------
Three Months Ended October 31, 1996 vs. Three Months Ended October 31, 1995
---------------------------------------------------------------------------

Income. For the quarter ended October 31, 1996, the Company had net income of $895,193 compared to net income of $ 217,316 for the quarter ended October 31, 1995.

Revenues and operating results depend primarily on the volume and timing of orders received during each fiscal quarter, which are difficult to forecast. Because a significant portion of the Company's operating expenses are relatively fixed with personnel levels and other expenses based upon anticipated revenues, the Company may not be able to reduce expenditures in response to sales shortfalls or delays. These factors could cause variations in operating results from quarter to quarter.

Revenues. Total revenues increased approximately 60% to $7,712,676 for the quarter ended October 31, 1996 from $4,820,088 for the quarter ended October 31, 1995. The increase is primarily attributed to increases in revenues generated from both initial license fees and support fees which included revenues of approximately $550,000 of initial license fee revenues from Pfizer Health Solutions Inc. and approximately $300,000 of service fee revenues from Beech Street.

Initial license fees primarily represent revenues from the initial sale of the Company's medical call center products such as Centramax Plus and voice response products. Revenue from initial license fees increased to $3,932,883 for the quarter ended October 31, 1996, from $2,648,379 for the quarter ended October 31, 1995. Approximately $800,000 of the initial fee revenue was attributable to contracts which were delayed from the second quarter to the third. As a result initial license fee revenue and corresponding net income for the quarter ended October 31, 1996 were higher than in prior quarters.

Support, marketing services and material revenues were $3,779,793 for the quarter ended October 31, 1996 compared to $2,171,709 for the quarter ended October 31, 1995. The increase in support, marketing services and material revenues is primarily attributed to an increase in support fee revenues which represent charges to the Company's licensees, as provided for in the Company's license agreements, for continued use of the products and for ongoing software maintenance and enhancements to the products. Historically, the support fees began within six to twelve months after a customer executed a license agreement. The Company has recently modified the support fee terms to begin on the contract date. Revenue generated from support fees increased approximately $1 million for the quarter ended October 31, 1996 compared to the quarter ended October 31, 1995, primarily as a result of the increase in the total number of product license agreements. The Company believes that as the number of customers it has for all products increases, revenues generated from support fees will continue to increase. Revenues generated from the sale of materials represent the sale of printed questionnaires and reports from the Company's Patient Assessment System ("PAS") and Health Direct products. The revenue from the sale of materials for the quarter ended October 31, 1996 increased approximately $132,000 from the quarter ended October 31, 1995. For the remainder of its current fiscal year, the Company does not expect any significant increase or decrease in future revenues associated with the PAS and Health Direct products. Marketing services represents revenue from strategic and creative services provided and generated by the Company's subsidiary First Strategic Group ("FSG") and other consulting services. Revenues from marketing services for the quarter ended October 31, 1996 were approximately $500,000 higher of which $300,000 is from Beech Street than the quarter ended October 31, 1995 due primarily to an increase in new FSG consulting engagements and other consulting and management services provided by the Company.

Operating Expenses. Total operating expenses increased approximately 45% to $6,667,483 for the quarter ended October 31, 1996 from $4,602,773 for the quarter ended October 31, 1995. Total operating expenses increased primarily due to an increase in expenses associated with selling, product support and development and variable expenses associated with the increase in initial license fee and support fee revenue.

Cost of License Fees, Materials and Service Revenues. The cost of initial license fees increased to $1,061,151 for the quarter ended October 31, 1996 from $829,314 for the quarter ended October 31, 1995. The increase is primarily due to costs associated with increased sales of voice response products and the increased costs of health information royalties.

Cost of support marketing services and materials revenues, which includes the cost of royalties, printed report forms and questionnaires sold to PAS licensees, the costs of materials associated with the Health Direct product and costs associated with FSG services revenue, increased to $1,160,080 for the quarter ended October 31, 1996 from $867,775 for the quarter ended October 31, 1995. The increase is primarily a result of costs associated with the increased health information royalty and marketing service revenues from FSG.

Selling, Product Support and Development. Selling, product support and development expenses increased to $3,444,351 for the quarter ended October 31, 1996 from $2,244,076 for the quarter ended October 31, 1995. The increase is primarily attributable to increases in the Company's sales, product support and development staffs, and the expansion of the technical support staff as well as increased costs associated with supporting these increased staffing levels and expenses associated with the launch of the personal health management call center service bureau.

General and Administrative. General and administrative expenses increased to $574,217 for the quarter ended October 31, 1996 from $343,550 for the quarter ended October 31, 1995. The increase is primarily attributable to increases in professional service fees and other general operating expenses.

Depreciation and Amortization. Depreciation and amortization expense increased to $317,684 for the quarter ended October 31, 1996 from $240,057 for the quarter ended October 31, 1995. This increase is due to the increased depreciation expense from additional equipment purchases and amortization expense associated with the additional software development costs.

Provision for Doubtful Accounts. The provision for doubtful accounts was $110,000 for the quarter ended October 31, 1996 compared to $78,000 for the quarter ended October 31, 1995. The increase is attributed to the Company's increase in its allowance for doubtful accounts to adequately reserve for potential uncollectible accounts receivable.

Nine Months Ended October 31, 1996 vs. Nine Months Ended October 31, 1995
-------------------------------------------------------------------------

Income/Loss. For the nine months ended October 31, 1996, the Company had net income of $548,471 compared to a net loss of $54,513 for the nine months ended October 31, 1995.

Revenue. Total revenue increased approximately 51% to $17,800,709 for the nine months ended October 31, 1996 from $11,788,856 for the nine months ended October 31, 1995. The increase in revenue is due primarily to increases in both initial license fee and support fee revenue.

Revenues from initial license fees increased to $8,943,729 for the nine months ended October 31, 1996 from $5,982,637 for the nine months ended October 31, 1995. The increase is due to an increase in the initial license fee revenue from the Company's medical call center product, Centramax. M Plus, and interactive voice response products.

Support, marketing service and material revenue increased to $8,856,980 for the nine months ended October 31, 1996 from $5,806,219 for the nine months ended October 31, 1995. Revenue from support fees increased approximately $2.8 million for the nine months ended October 31, 1996 from the nine months ended October 31, 1995 due to the increased customer base and related product license agreements. Revenue generated from the sale of materials and services decreased approximately $70,000 for the nine months ended October 31, 1996 from the nine months ended October 31, 1995 due to a decrease in sale of printed questionnaire and reports, and from decreased revenue from Health Direct subscriptions. Revenues from marketing services for the nine months ended October 31, 1996 were higher than the nine months ended October 31, 1995 due to an increase in new consulting engagements from marketing services provided by FSG and from other consulting services provided by the Company to Beech Street and Pfizer Health Solutions, Inc.

Operating Expenses. Total operating expenses increased approximately 44% to $17,102,238 for the nine months ended October 31, 1996 from $11,843,369 for the nine months ended October 31, 1995. The increase is due primarily to an increase in certain expenses associated with increases in sales and product development activities and variable expenses associated with increased revenues.

Cost of License Fees, Materials and Service Revenues. The cost of license fees increased to $2,198,181 for the nine months ended October 31, 1996, compared to $1,351,362 for the nine months ended October 31, 1995. The increase is due to variable costs associated with increased initial license fee revenues and increased costs of health information royalties.

Cost of support, materials and service revenue increased to $2,977,679 for the nine months ended October 31, 1996 from $1,832,527 for the nine months ended October 31, 1995. The increase is due to the increased cost associated with increased revenue from support fees.

Selling, Product Support and Development. Selling, product support and development expenses increased to $9,096,463 for the nine months ended October 31, 1996 from $6,570,366 for the nine months ended October 31, 1995. The increase was due primarily to increased sales, product support and development staffs and related expense to support the increased staffing levels, as well as expenses associated with the launch of the Company's personal health management call center service bureau. These increases in staff were, in management's opinion, necessary to expand product distribution, support the Company product development, and the launch of the medical call center service bureau as well as expand the technical support function to service the Company's customers.

General and Administrative. General and administrative expenses increased to $1,736,105 for the nine months ended October 31, 1996 from $1,297,893 for the nine months ended October 31, 1995. The increase is primarily attributable to an increase in professional service and other general operating expenses.

Depreciation and Amortization. Depreciation and amortization expense increased to $853,810 for the nine months ended October 31, 1996 from $641,721 for the nine months ended October 31, 1995. This increase is due to the increased depreciation expense from additional equipment purchases and amortization expense associated with software development costs.

Provision for Doubtful Accounts. The provision for doubtful accounts was $240,000 for the nine months ended October 31, 1996 compared to $149,500 for the nine months ended October 31, 1995. The increase is attributed to the Company's increase in its allowance for doubtful accounts to adequately reserve for potential uncollectible accounts receivable.

Liquidity and Capital Resources
-------------------------------

As of October 31, 1996, the Company had a working capital deficit (current assets minus current liabilities) of $881,490 compared to a working capital deficit of $1,349,989 as of January 31, 1996. The Company's working capital position improved as a result of improved operating income and the private placement discussed below. The Company's accounts receivable balance increased to $7,613,462 at October 31, 1996 from $5,735,778 at January 31, 1996. The increase in accounts receivable resulted from the increased revenues associated with both initial license fee revenue and support fees.

On July 23, 1996, the Company completed a private placement whereby the Company issued 166,667 shares of common stock to two investors and received proceeds of $750,000. The investors are affiliates of Beech Street. Subsequently on August 22, 1996 one of the investors was elected to the Company's Board of Directors. The investors also received certain demand and piggyback registration rights.

On October 23, 1996, the Company renewed and increased its revolving line of credit from $2,000,000 to $2,500,000. The revolving line of credit bears interest at prime plus 2.0%, is secured by substantially all the Company's assets and matures in October, 1997. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants. The Company also has a line of credit of $500,000, from the same lender. The $500,000 line of credit is secured by accounts receivable and equipment. Interest is paid monthly on the unpaid balance at an annual rate of one percentage point above the prime rate. The $500,000 line matured in November 1996 and the Company did not renew this line of credit. At October 31, 1996, $400,000 was outstanding under those credit lines.

The Company is currently dependent on cash from operations and available proceeds from its lines of credit for its daily operational cash requirements. Successful operation of the personal health management services call center service bureau is dependent upon, among other things, maintaining sufficient capital to continue to fund the operations, growth and working capital needs of the call center service bureau. The Company continues to evaluate opportunities to expand and increase the existing capital available to it and continues to evaluate opportunities to reduce the number of days it takes to collect the initial fee accounts receivable. While the Company believes the recent private placement, line of credit and cash flow from operations requirements will provide the Company with its short term cash requirements for its current operations and the operations of the recently launched medical call center service bureau, the Company will continue to actively seek alternative sources of capital to support its future growth, including the growth of the medical call center service bureau. There are, however, no assurances that the Company will be successful in obtaining additional capital.

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

The Company intends to continue to invest in product and software development, which will require additional support staff and related operating expenses. The Company has expanded its current office space and has leased an additional 5,000 square feet of office space for its recently launched medical call center service bureau. In addition, the Company has made certain capital commitments of approximately $85,000 related to certain equipment. The Company expects that additional space will be taken and staff will be hired during its current fiscal year (ending January 31, 1997) for its current operations and for the recently launched medical call center service bureau and additional capital resources will be needed to fund this growth and expansion.

In the past, the Company has funded its growth primarily through cash from operations and its line of credit. While the Company believes the recent private placement, existing line of credit and cash flow from operations will provide the Company with its short-term cash requirements for its current operations and the operations of the recently launched medical call center service bureau, the Company believes that additional capital will be necessary to support future operations and planned growth in the coming fiscal year, including for expanding its medical call center service bureau operations, and is actively seeking sources of such capital. While the Company believes there are sufficient sources to obtain capital, there are no assurances the Company will be successful in raising additional capital to support planned growth.

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
--------------------------------------------------------------------------------
1995.
----

This Form 10-QSB includes statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are statements other than historical fact, that involve risks and uncertainties. In addition to the factors discussed elsewhere herein, important factors may cause the Company's actual results to differ materially from these and any future forward looking statements by or on behalf of the Company. Those factors include, among others, uncertainties and delays in the development, commercialization and marketing of new products and services, particularly the recently launched medical call center service bureau products and services, demand and market acceptance risks, the Company's ability, or not, to obtain additional financing, the impact of competitive products, services and pricing, continued rapid change and consolidation in the healthcare market, general changes in economic conditions not presently contemplated, and other factors detailed in the Company's Securities and Exchange Commission filings.

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



     ITEM 6.      Exhibits and Reports on Form 8-K
                  --------------------------------

              (a) Exhibits required by Item 601 of Regulation S-B.

                      Exhibit 27 Financial Data Schedule

              (b) Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       National Health Enhancement Systems, Inc.
                                       (Registrant)



Date:     December 12, 1996            /s/  Gregory J. Petras
      ---------------------            -------------------------------------
                                       Gregory J. Petras
                                       President and Chief Executive Officer


Date:     December 12, 1996            /s/  Jeffrey T. Zywicki
      ---------------------            ------------------------------------
                                       Jeffrey T. Zywicki
                                       Sr. Vice President Finance