Form 10KSB
period 1997-01-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1997-05-01
CIK 804368

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended           January 31, 1997
                         --------------------------------------------
                                       or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from              N/A            to
                               ---------------------------    ------------------
Commission file Number                          33-9396-LA
                      ----------------------------------------------------------
                    National Health Enhancement Systems, Inc.
--------------------------------------------------------------------------------
(Name of small business issuer in its charter)

Delaware                                                       86-0460312
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                                Identification
                                                               Number)
17th Floor
3200 North Central Avenue
Phoenix, Arizona                                               85012
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number                                      602-230-7575

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Issuer's revenues for its most recent fiscal year:   $25,185,005

As of April 22, 1997, the aggregate market value of Registrant's voting shares held by non-affiliates, based upon the average between the closing bid and asked prices of such stock as quoted on Nasdaq, was approximately $17,087,000.

The number of shares of the Registrant's common stock issued and outstanding was 5,539,067 at April 22, 1997.

The Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than May 31, 1997 is incorporated by reference into Part III, Items 9 through 12.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

           Item 1.   Description of Business                                 1
           Item 2.   Description of Properties                               9
           Item 3.   Legal Proceedings                                       9
           Item 4.   Submission of Matters to a Vote of Security Holders     10

PART II

           Item 5.   Market for Common Equity and Related Stockholder
                     Matters                                                 10
           Item 6.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           11
           Item 7.   Financial Statements                                    14
           Item 8.   Changes In and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     29

PART III
           Item 9.   Directors, Executive Officers, Promoters and
                     Control Persons:  Compliance with Section 16(a) of
                     the Exchange Act                                        30
           Item 10.  Executive Compensation                                  30
           Item 11.  Security Ownership of Certain Beneficial
                     Owners and Management                                   30
           Item 12.  Certain Relationships and Related Transactions          30

           Item 13.  Exhibits and Reports on Form 8-K                        30

SIGNATURES                                                                   31

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

In 1983, the Company commenced marketing a single proprietary, software-supported health evaluation system designed to assist a healthcare provider to assess an apparently "well" individual's overall fitness and risk of incurring cardiovascular disease. This product, the Personal Fitness Profile, helped healthcare providers to generate additional direct revenue and refer consumers to other programs, departments or physicians for remedial or preventive care. The Company's business strategy has since evolved, and the Company's current business objective is to become the leading supplier of Medical Call Center system products and services. The Company's products and services are used by licensed registered nurses and other healthcare professionals and providers in an effort to manage consumer demand for and utilization of health care services, lower costs, improve consumer satisfaction and improve the quality of care.

In April 1993, the Company acquired First Strategic Group, Ltd. ("FSG"), a California corporation. FSG is a strategic consulting firm which specializes in the development of healthcare marketing and advertising strategies. FSG services include providing healthcare marketing consulting services and strategies and development of creative marketing and/or advertising materials (such as direct mail pieces and print ad materials) as requested by its clients. FSG services do not include the placement of media or advertising.

In February 1997, the Company acquired all the stock of Atlanta, Georgia-based Expert Systems, Inc. (ESI). ESI is a leading provider of tools for developers of telephone and database technologies to create integrated voice response (IVR) and computer telephony integration (CTI) features for computer telephony applications. ESI's flagship EASE(R) product makes it easier for developers of telephone and database technologies to create voice features for computer telephony applications.

INDUSTRY BACKGROUND

The growth rate of healthcare expenditures in the United States continues to rise, as do consumer demands for improved access to healthcare services. Escalating costs of healthcare and public/political focus on healthcare have caused many changes to occur in the healthcare market. One of the most significant changes is the rapid and accelerating growth of managed care in both the private and public sector. As the focus continues to shift from fee-for-service to capitation, managed care programs continue to become more prevalent. This trend creates a marketplace where healthcare providers seek to maximize profitability by improving or reducing utilization and managing health risk by keeping people healthy and providing the most cost-effective care should they become sick.

According to the United States General Accounting Office, an estimated 90 million emergency department visits occurred in 1992, and approximately 40% of those visits were unnecessary. The cost to diagnose and treat acute and chronic conditions that are not truly emergencies, in an emergency department, are far more expensive than the cost to treat such conditions in a physician's office or an urgent care clinic.

The Company's strategy focuses upon the opportunity to assist healthcare providers redirect these costly and unnecessary emergency room visits, and similar inefficient utilization patterns, to more cost-effective settings, by offering Medical Call Center products and services which can be implemented or used by healthcare providers. The Company believes its Medical Call Center products and services are part of the solution to improve service and reduce healthcare costs. Medical Call Centers are staffed by registered nurses, who field calls from people with health questions, 24-hours-a-day, seven days a week. Specially trained nurses provide callers, through the use of clinically tested algorithms, access to specific medical information and referrals designed to direct them to cost-effective and appropriate levels of care. The Medical Call Center system is designed to allow patients to become actively involved in managing their own health. The Company believes that the information callers receive helps them to make better decisions and helps them avoid unnecessary or inappropriate emergency or physician office visits. Ultimately, the Company believes this reduces healthcare costs and increases satisfaction and loyalty within the healthcare delivery system. A typical Medical Call Center offers the following capabilities:

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

As managed care and capitation continue to change the healthcare industry, the focus continues to shift. The Company believes that healthcare providers, to succeed, will seek to increase access to information and influence decisions while concurrently managing access to quality healthcare services, and that this shift toward managing the demand and utilization will require greater reliance on three components of healthcare: self care, patient education and telephone triage. Medical Call Center products can guide nurses in triaging adult and pediatric patients to the most appropriate and cost effective levels of care. Success for hospitals, primary care physicians, HMO's and other alliances will, in the Company's opinion, depend upon the degree to which these organizations are able to effectively educate patients and subscribers regarding appropriate utilization of the healthcare system. The Company believes that Medical Call Centers will support utilization management strategies by delivering information to patients and subscribers to help them make intelligent, well-informed decisions about their health.

The Company's software products and services provide the foundation to implement Medical Call Centers and systems operated by or for healthcare providers. The Company has over 300 Medical Call Center clients. These clients have an estimated 10 million lives under managed care health plans and have fielded over 10 million triage-related calls and an estimated 30 million total calls with the Company's Medical Call Center products. The Company currently distributes its products and services through Company-employed sales representatives and through distributors, including Pfizer Health Solutions, Inc., Beech Street Corp., Rural/Metro Corp. (NASDAQ: RURL) and Advance ParadigM, Inc. (NASDAQ: ADVP). Historically, the Company's primary customers have been hospitals, but the Company has recently expanded distribution to medical groups, clinics and physician groups, self-insured employers and managed care organizations.

In September 1996, the Company launched a Company-operated Medical Call Center service bureau offering call center services twenty four (24) hours a day, 7 days a week. Eligible participants are able to access, through a toll free number, specially trained nurses or prerecorded information. The Company markets the service bureau to managed care organizations, self-insured employers and other organizations who do not wish to establish and operate their own medical call centers. Clients include Blue Cross of Arizona, FHP of Utah and hospitals and health systems with National Health's installed software and voice technology who use the service bureau to handle after-hours and overflow calls.

PRODUCTS AND SERVICES

The Company's products have expanded over the past few years to include certain services and software-based products with license fees or prices ranging between $2,500 and $250,000. The Company's base of users now includes over 700 clients. The Company's management believes that this network of healthcare providers is a base that will facilitate the Company's distribution of new products.

The Company's core Medical Call Center products and services are:

                           - Centramax. M(TM)
                           - Centramax. M Plus(TM)
                           - Voicemax Plus(TM)
                           - PTAS(TM)
                           - Parent Advice Line(TM)
                           - Women's Advice Line(TM)
                           - Call Center Service Division (Outsourcing)

The Company's products also include value-added products or services such as:

                           - Patient Test Results(TM)
                           - The Professionals
                           - Patient Assessment System
                           - Health Direct
                           - Healthcare Marketing Services
                           - Newcomers
                           - 55Plus

Centramax. In December 1989, the Company released Centramax(R), a DOS-based software system that is designed to manage consumer contacts through a centralized database. With Centramax, the healthcare provider or other end users can capture and store information on the caller, and subsequently communicate directly with this and other consumers based on specific information or needs obtained from the caller; access, analyze and report on information contained in the database; and track revenues generated from marketing campaigns. The Company believes that Centramax enables a healthcare organization to improve its customer service function and more effectively manage the marketing function through the management of information. For example, the inbound telephone functions of Centramax are initiated when an operator receives a call. The Centramax operator then retrieves a particular script and follows the directions given. The system enables the operator to cross-sell other programs offered by the healthcare provider which may not have been motivating factors behind the original call but which may be of interest to the caller. For example, a pregnant caller may ask for a referral to an OB/GYN. The Centramax software will remind the operator to mention the healthcare provider's prenatal classes. With one keystroke the operator can access the schedule and then register the caller.

Centramax is offered to healthcare providers under a non-exclusive license at an initial license fee plus an annual license and support fee. The user is entitled to ongoing software support, maintenance and enhancements during the term of the license.

Centramax Plus. The Centramax Plus product combines the Centramax software product with certain medically-based health information algorithms, known as the Health Reference Information System(TM) ("HRIS"), which are designed to enable nurses to answer health-related questions on incoming calls. Centramax Plus assists a nurse to respond to callers' questions, answer certain commonly occurring medical and health related questions, and direct callers to available medical resources. The Company believes the system enables providers to give the caller greater access to information to make an informed decision and the healthcare provider an opportunity to direct the caller to the most appropriate, cost effective care.

Each Centramax Plus user is granted a non-exclusive license. The Company charges an initial license fee and an annual support and license fee, which entitles the Centramax Plus user to continue to license the product and to ongoing software updates, support, maintenance, enhancements and updates to the HRIS for the term of the license.

The Company initially developed the HRIS internally through research of available current consumer health information and medical texts. In March 1990, the Company transferred the ownership rights in the HRIS to Micromedex, Inc. ("Micromedex"), retaining the right to distribute the HRIS for a period of time. Under the agreement, Micromedex is responsible for the accuracy, currency and medical appropriateness of the HRIS, including additional HRIS developed thereunder by the Company. Provided certain performance criteria are met, the Company has the right to be the exclusive world-wide distributor of the HRIS for the term of the agreement, which expires in 2002. Under certain circumstances, the Company is granted the right to purchase all rights to the HRIS.

Centramax. M and Centramax. M Plus, which were released in January 1995, are a Windows(R)-based software product that combines all the features included in Centramax and Centramax Plus, respectively, with improved and enhanced reporting and graphics capabilities. In addition, Centramax. M Plus includes pediatric algorithms that are not offered in the Centramax Plus DOS product. The pediatric algorithms are provided through an exclusive agreement with Barton Schmitt, M.D., Professor of Pediatrics at the University of Colorado School of Medicine and a recognized pioneer in pediatric telephone triage. In September 1994, the Company entered into an agreement with Dr. Schmitt pursuant to which the Company acquired certain exclusive rights to distribute the pediatric algorithms developed by Dr. Schmitt to Medical Call Centers or for use in software used in Medical Call Centers. The pediatric algorithms have been used for the past seven
(7) years in the "After Hours Program" established at the Denver Children's Hospital. The Company has included the pediatric algorithms in certain of its Medical Call Center products, and the Company is obligated to pay a royalty based on the sales of the pediatric algorithms by the Company on a stand-alone or bundled basis.

Centramax. M Plus is the base product for the Company's Medical Call Center offering. Centramax. M and Centramax. M Plus are offered to healthcare providers under a non-exclusive license at an initial license fee plus an annual license and support fee. Users are entitled to ongoing software support, maintenance and enhancements during the term of the license.

Interactive Voice Response System. The Company's interactive voice response product line consists primarily of the Voicemax Plus product. Introduced in September 1992, this product permits a licensee to provide health information to callers via use of a touch-tone telephone, 24 hours a day, 7 days a week, 365 days a year. These products, which currently operate using The Brite Voice Systems hardware platform, allow callers to anonymously access health information (over 1,000 health categories), physician referrals, class information or other information that can be programmed or customized by the licensee. The Company offers a complementary marketing product called HealthFone, which offers an exclusive name brand to assist the customer in generating call volume for the Voicemax Plus product.

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

The Professionals. The Professionals was originally released to include the Centramax software, the HRIS and a marketing package. Currently, The Professionals product only includes the marketing package, which is intended to create awareness of targeted services, and to generate incoming consumer calls, thereby helping to build the awareness of a healthcare provider's medical call center operations. The Company believes that healthcare providers will continue to purchase marketing tools in order to assist them to compete among other providers for managed care and other opportunities.

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

The Patient Assessment System. The Patient Assessment System ("PAS") combines nine proprietary, software-supported health screening products designed to assess an individual's overall fitness and risk of incurring certain kinds of disease. The nine products are: "The Heart Test(TM)", "The Health Test(TM)", "The Cancer Test(TM)", "Double Check(TM)", "The Diabetes Test(TM)", "The Woman's Health Test(TM)" and "The Woman's Health Check(TM)", "The Life Test(TM)" and the "Custom Profile". The PAS also includes a follow-up referral system linked to the PAS programs called "The Healthcare Telemarketing Program(TM)" (The PAS components are referred to herein as the "Programs".) Healthcare providers deliver the Programs as part of a lead generation system or risk education assessment system that permits them to refer consumers to other programs, physicians or departments for remedial or preventive care and thereby generate additional revenue. The PAS is offered with territorial exclusivity and includes proprietary software, confidential instruction manuals for implementing and distributing the Programs as part of a marketing campaign or strategy; and additional standard promotional and marketing materials. The software supporting the Programs can also produce group summary reports analyzing a group's cardiovascular risk factors, cancer risk factors, health assessment results, diabetes risk factors and levels of interest in specific intervention programs.

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

Health Direct. On April 9, 1991, the Company entered into a distribution agreement with McMurry Publishing Company (formerly Vim & Vigor, Inc.) pursuant to which the Company distributes, on a nonexclusive basis, a specialized publication now known as Health Direct. Health Direct is an eight-page, direct response publication (direct response marketing system) designed primarily to promote hospital services while providing health information. Health Direct contains thirty to forty "quick read" health related articles that can be customized by each licensee. The Company grants geographic exclusivity to distribute the Health Direct product (generally within a certain zip code area). In addition, the Company requires each Health Direct licensee to purchase a minimum number of copies of Health Direct per quarter. The Company is obligated to pay McMurry Publishing a portion of the revenue received from these publications. In April 1997 the Company launched a Spanish-language publication similar to Health Direct called Bienestar. The publication is marketed to health care companies serving Spanish-speaking consumers.

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


NEW PRODUCTS AND SERVICES

The Company launched a national Medical Call Center service bureau in September, 1996. The Company's Call Center provides services twenty four (24) hours a day, 7 days a week through managed care companies, health plans and employers. Eligible participants, typically patients or health plan members, are able to access medical information through a toll free number by reaching nurses or prerecorded audio libraries. The Company markets the service bureau to managed care organizations, self-insured employers and other organizations who do not wish to establish and operate their own Medical Call Centers. Establishment of the national Medical Call Center involves numerous risks, including risks associated with launching a new venture, diversion of management's attention from other business concerns, loss of capital, risks of entering markets in which the Company has limited or no direct prior experience, competition in a market where there is at least one established competitor with significantly greater resources than the Company, and operational (equipment) failures due to fires or other disasters that would disable the Medical Call Center for a significant period of time. Although preliminary results are very encouraging, there are no assurances the service bureau will be successful.

The Company launched the Patient Test Results(TM) (PTR) product in early 1997. PTR(TM) allows health plan members or patients to receive confidential results for routine tests via touch-tone telephone. PTR can reduce the amount of time spent by healthcare providers delivering routine information by allowing a provider to record basic messages. Patients access the system via a private access code. The PTR system documents that messages are accessed by patients. PTR is marketed to physician group practices, hospitals and health systems, managed care companies and other providers of routine medical tests, like student health clinics. PTR sales results to date are not material.

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

Research and Development. Management estimates that during the fiscal years ended January 31, 1997 and 1996, the Company spent approximately $1,227,371 and $523,969 respectively, on company-sponsored research and development activities (which includes enhancements and upgrades to the Company's products).

Liability in the Healthcare Industry. In recent years, participants in the healthcare industry, including physicians, nurses and other healthcare professionals, have become subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Although the Company does not provide healthcare services directly to consumers, except for triage advice, referral and health information through the Company's Medical Call Center, medical malpractice, product liability or similar claims against the Company's customers relating to delivery and use of the Company's products and services may also be made against the Company. Due to the nature of its business, the Company could become involved in litigation with the attendant risk of adverse publicity, significant defense costs and substantial damage awards. To date, no such claims had been made against the Company. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such a claim could have an adverse effect on the Company. The Company is in no position to determine the probability of such claims being made.

The Company has taken certain steps to minimize the risk of potential claims. Delivery and use of the Company's products is the responsibility of the licensee, and each licensee is required to indemnify the Company against third party claims arising out of use of the products by the licensee. In addition, the agreement with Micromedex for use of the HRIS provides that the Company shall be indemnified and held harmless from third party claims arising from the accuracy, currency or completeness of the information contained in the HRIS reviewed by Micromedex. The Company also maintains professional errors and omissions liability insurance for its installed products, and professional liability coverage for the Call Center Service Division, which it believes to be adequate. There can be no assurance, however, that claims in excess of the Company's insurance coverage will not arise or that all claims would be covered by such insurance. In addition, although the Company has not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that the Company will be able to maintain existing insurance coverage or obtain increased insurance coverage on acceptable terms or at all. The Company expects to seek increased insurance coverage as its business grows.

REGULATORY MATTERS

Government Regulation. The healthcare industry is subject to extensive and evolving government regulation at both the Federal and state level regarding the provision, marketing and reimbursement of healthcare services and products, including Medicare/Medicaid anti-kickback regulations and requirements governing the provisions of healthcare information services. Specific sections of the Social Security Act authorize the exclusion of an individual or entity from reimbursement and/or participation in state health programs and Medicare programs if it has violated the Social Security Act. In July 1991, regulations outlined certain payment practices which would not be subject to criminal prosecution. These regulations, commonly referred to as "safe harbor" regulations, effect the manner in which hospitals make physician referrals. The Company's Medical Call Center software products accommodate the entry of the information required under the "safe harbor" regulations provided that the appropriate policies and procedures are followed by the users of the Company's products. In addition, certain statutes and regulations predate the development of telephoned-based health care information and other interstate transmission and communication of medical information and services. The literal language of certain of these statutes and regulations governing the provision of health care services, including the practice of nursing and the practice of medicine, and health maintenance organizations could be construed by regulatory authorities to apply to certain of the company's teleservicing activities, which use Arizona registered nurses to provide Medical Call Center services such as triage and information regarding appropriate sources of care and treatment time FRAMES, and also could apply to certain activities of the Company's customers when operating the Company's programs. The Company has not been made, nor is it aware that any of its clients or nurse employees providing out-of-state teleservicing have ever been made, the subject of such requirements by a regulatory authority. However, if regulators seek to enforce any of the foregoing statutory and regulatory requirements against the Company, its employees and/or its clients could be required to obtain additional licensed personnel, to modify or curtail the operation of the Company's programs, to modify the method of payment for the Company's programs, or to pay fines or incur other penalties. Subject to the foregoing, the Company has no reason to believe that its business violates any Federal or state statutes or regulations.

TRADEMARKS AND PROPRIETARY RIGHTS

The Company claims proprietary rights in the software that supports its products, as well as in confidential training and promotion manuals, the questionnaires and report forms used with the PAS, the packaging and presentation of the Company's products and their representative components and related protectable materials. The Company has registered software source code copyrights for all of its DOS-based software products and Cemtramax.M. In addition, the Company's current agreements generally prohibit its customers from decoding, reproducing or copying the software. Those agreements also require customers to take reasonable and appropriate actions to protect and preserve the Company's rights in the software and other proprietary materials. Subject to certain conditions, the Company will indemnify and defend a customer with respect to claims brought by third parties against the customer for infringement of patents, copyrights and trademarks, or misappropriation of trade secrets or other proprietary rights relating to the products of the Company licensed by its customers. The Company is not aware of any such claims. Despite the precautions taken by the Company it may be possible for unauthorized third parties to copy or independently develop aspects of its product it considers proprietary. The Company has no patents and existing copyright laws afford only limited product protection.

The Company holds registered trademarks for the Centramax, The Professionals, HealthFone and Referral One names with the United States Patent and Trademark Office.

MARKET CONDITIONS, COMPETITION AND ADDITIONAL RISK FACTORS

The healthcare industry in general is extremely competitive. Many changes in the industry that began in the 1980's will continue through this decade and will transform the way healthcare providers function and the types of healthcare services they provide. The following trends among others, are anticipated to have a strong influence on healthcare through the remainder of the 1990's:

         -    Integrated healthcare delivery systems.
         -    Rising national healthcare expenditures.
         -    Reduced reimbursement levels.
         -    Increasing competition among providers.
         -    Shifting healthcare delivery patterns.
         -    Aging population with an increased demand for healthcare services.
         -    Hospital mergers and realignments.

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

In addition the Company believes that the competition of offering Medical Call Center products or services will begin to increase and that there may be new entrants with substantially greater financial, marketing, technical and other resources than the Company which may adversely impact the Company's ability to compete in the market.

The Company believes that much of its competitive strength lies in its user network and in its ability and experience in providing quality products and services to its market. The Company's user network of healthcare providers affords it a means of quickly reaching a group of healthcare providers who have a proven interest in the types of products the Company supplies and who are familiar with the quality of the products and services the Company supplies. The Company believes that it has demonstrated ability and experience in providing products that are (1) useful in decreasing overall healthcare costs and in improving healthcare service and quality; (2) effective in improving operating efficiency and increasing a healthcare provider's return on expenditures; (3) well supported by the Company's technical expertise; and (4) easy for the healthcare provider to use. The Company believes that these attributes are likely to be attractive to healthcare providers without significant reconfiguration of the products. To the extent the Company offers new products or services or offers its existing products and services in new markets, it expects to face increased competition from competitors with potentially greater financial, marketing or technical resources than the Company. No assurance can be given that the Company will be able to compete successfully.

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

Key Employees and Management

The Company's success depends on a limited number of key management employees, all of whom are subject to certain post-employment non-competition restrictions of limited duration. If the services of such key employees were no longer available to the Company, the Company would be materially and adversely affected. The Company also believes its continued success will depend on its ability to attract and retain highly-skilled management, marketing, sales and other personnel. Furthermore, the Company's ability to manage change and growth successfully will require the Company to continue to improve its management expertise as well as its financial systems and internal controls.

Principal Customers

The Company has historically marketed its products primarily to hospitals. Recently, the Company's marketing efforts are expanding to include managed care organizations, physician groups, self-insured employers, integrated delivery systems such as physician hospital organizations (PHOs). The Company does not derive 5% or more of its revenues from any one customer.

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

Employees

As of April 15, 1997 the Company employed a total of approximately 225 full-time employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's corporate offices are located in a twenty-five story office building located in Phoenix Arizona. The Company occupies approximately 23,000 square feet of leased space, for which the lease term for this space expires on December 15, 2002. The Company believes that its existing office space, along with the options to expand its space, will be sufficient to meet its needs for the foreseeable future. The Company also leases approximately 6,500 square feet of office space in Whittier, California which is used by FSG, and approximately 7,800 square feet of office space in Atlanta, Georgia used by Expert Systems, Inc. and Health Enhancements International, Inc., a recently formed Company subsidiary exploring international markets for the Company's products and services.


ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market (Nasdaq) under the symbol: NHES.

The following table of market price information sets forth the range of high and low sales price information for the Company's common stock during the past two fiscal years as quoted on Nasdaq. These quotations reflect interdealer prices, without retail markups, mark-downs or commissions, and may not reflect actual transactions.

MARKET PRICE

YEAR ENDED:  JANUARY 31, 1997

                          FIRST             SECOND               THIRD            FOURTH
                         QUARTER            QUARTER             QUARTER           QUARTER
                         -------            -------             -------           -------
HIGH                      11.000             10.250              9.000             13.625
LOW                        5.250              5.000              6.250              6.250

YEAR ENDED:  JANUARY 31, 1996

                          FIRST             SECOND               THIRD            FOURTH
                         QUARTER            QUARTER             QUARTER           QUARTER
                         -------            -------             -------           -------
HIGH                      1.625               1.625              2.750              9.000
LOW                       1.063               0.875              1.250              2.375

The Company has not declared or paid any dividends on its Common Stock to date and does not plan to do so in the foreseeable future. Pursuant to the Company's current credit line the Company is prohibited from paying any dividends. On April 18, 1997, there were approximately 216 shareholders of record and approximately 1500 other beneficial owners of the Company's common stock.

RECENT SALES OF COMMON STOCK

In fiscal year 1997, the Company issued an aggregate of 167,667 shares of common stock to two individuals for a total purchase price of $750,000 paid in cash, and an aggregate of 370,370 shares of common stock to a corporation for a total purchase price of $2,500,000 paid in cash. Each transaction was a private placement effected in reliance upon section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Except as noted herein, all references to the Company include the Company and its consolidated subsidiaries.

National Health Enhancement Systems, Inc. (NASDAQ:NHES) is a leading provider of technology, software and services designed to help managed care organizations, hospitals and delivery systems, physician group practices and employer groups provide affordable quality health care. National Health's Medical Call Center products and services are used by over 700 health care organizations nationwide to lower costs, improve consumer access to care and improve quality. National Health's capability to link software, technology, health information and strategic consulting services helps health care organizations, including employers, promote wellness behavior, educate members, increase access to appropriate services and lower costs without compromising care.

National Health implements installed onsite programs which are housed at the client's location and staffed and managed by the client. NHES clients can also outsource programs for in-bound and out-bound calls to National Health's Medical Call Center, typically on a per-member, per-month basis. Whether run by a client using NHES' tools or outsourced to NHES' Call Center services as a "turnkey" program, licensed registered nurses and voice technology are used to service patients, healthplan members or employee groups, as defined by the client.

Results of Operations

For the fiscal year ended January 31, 1997, the Company had income from operations of $864,296 compared with $617,746 in fiscal year 1996, an increase of approximately 40%. Net income for 1997 was $736,296 compared to $559,746 in 1996, an increase of 32%. The percentage increase in income from operations is greater than the percentage increase in net income because of the difference in the effective tax rates between the two years. The effective tax rate in 1997 and 1996, was 15% and 9%, respectively, the result of fully utilizing the remainder of a prior year NOL carry forward, during the third quarter of 1997. Fiscal year 1997 represents record earnings for the Company and is indicative of continued growth in market penetration of the Company's products and services.

The Company's operations are affected by consolidation, alliances and mergers in the health care market. While there are no assurances, the Company's management believes that its competitive strengths will permit it to continue to compete in its targeted market and that the Company is positioned favorably to take advantage of future opportunities in the health care industry. The Company's management also believes its products help health care providers improve their services and also help reduce health care costs by providing objective information on health care issues to individuals, thereby enabling them to make informed choices about when, where and how to seek health care services and reduce health care costs while providing providers with a favorable return on their investment in the Company's products. Nonetheless, the Company's operations may be materially and adversely affected by consolidation, alliances and mergers in the health care industry, health care reform in the private or public sector, and by future economic conditions.

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

REVENUES. Total revenues for fiscal year 1997 increased 49% to $25,185,008 compared to total revenues of $16,891,143 in fiscal year 1996. This record level of revenues is the result of increased demand for the Company's core products including strong demand for newer products such as pediatric triage and interactive voice response (IVR) applications. The Company has also taken measures to increase revenues from support, materials and services, and for the first time, revenue from these sources exceeded initial license fee revenue for fiscal year 1997, a trend which the Company anticipates continuing in the future.

Initial license fee revenue is derived primarily from the sales of the Company's core software products -- Centramax.M(TM), Centramax.M Plus(TM), Pediatric Triage and Advice System(TM), Parent Advice Line(TM), and Voicemax Plus(TM) -- and the Company's value-added products and services -- The Professionals(TM), Healthfone(TM), Patient Assessment System(TM), Health Direct, and health care marketing services. Revenues generated from the initial license fees of core and value-added products and services accounted for approximately 47% of the Company's total revenues in fiscal year 1997, compared to 52% of total revenues for fiscal year 1996. At the same time, the current year's results show initial license fees increasing to $11,776,309 in fiscal year 1997, from $8,845,081 in fiscal year 1996. This is an increase of $2,931,228 or 33%. Revenue from support, materials and services accounted for approximately 53% of the Company's total revenues in fiscal year 1997, compared to 48% of total revenues for fiscal year 1996. At the same time, the current year's results show that revenues from support, materials and services increased to $13,408,699 compared to support, materials and services revenues of $8,046,062 in fiscal year 1996. This is an increase of $5,362,637 or 67%. This increase can be primarily attributed to the continued expansion of the Company's client base, and the Company's new policy to charge for support commencing immediately upon contract execution rather than after the first six months.

Support fees represent charges to customers, as provided for in the Company's license agreements, for continued use of the products and for ongoing software maintenance and enhancements to the products. As initial fee sales continue to increase, revenues generated from the associated support fees should continue to increase as well. Material sales represents the sale of printed questionnaires and reports from the Company's PAS and quarterly publication of the Health Direct product. Service revenue is generated from strategic consulting engagements between the Company and its customers that provide value added results.

OPERATING EXPENSE. Total operating expenses were $24,320,712 in fiscal year 1997, compared to $16,273,397 in fiscal year 1996, an increase of $8,047,315 or 49%. During fiscal year 1997, the Company invested in the Call Center Service Division and in additional selling resources, client services, and product development, all in an effort to better position the Company for the future. The Company's investments in the sales and client services functions are designed to enable the Company to improve product sales to new and existing clients, while continued investments in the area of product development are part of management's strategy for meeting market needs with a broader array of products and maintaining existing products as leading edge. Although operating costs increased as a result of such investment, all major expense categories decreased or only slightly increased as a percentage of revenue compared to prior year.

COST OF INITIAL LICENSE FEES AND COMPUTER HARDWARE. Initial license fees and computer hardware costs increased to $4,707,044 in fiscal year 1997 from $2,158,517 in 1996. This is an increase of $2,548,527. These costs represent the costs incurred to implement and install core products sold, including hardware cost, third-party license fees and training. The increase in these costs during the current fiscal year can be primarily attributed to the increase in initial license fee revenue and the related product mix.

COST OF SUPPORT, MARKETING SERVICES, AND MATERIALS SALES. Cost of support, marketing services, and materials sales increased to $5,281,273 in the fiscal year 1997 from $3,509,171 in 1996, an increase of $1,772,102. These costs represent the costs associated with providing annual support fees, variable costs associated with services provided by FSG, printing costs associated with the Patient Assessment System(TM) and Health Direct products. The increase is a direct result of the increase in the corresponding revenue during the current fiscal year.

PRODUCT DEVELOPMENT COSTS. Product development costs were $1,227,371 in fiscal year 1997 compared to $523,969 in 1996. Product development costs relate to improvements and enhancements of the Company's call center products and costs incurred to establish the technological feasibility of software products currently under development.

SALES AND MARKETING COSTS. Sales and marketing expenses were $8,775,758 in fiscal year 1997 compared to $7,064,368 in fiscal year 1996. This is an increase of $1,711,390 or 24%. This increase reflects the Company's investment in its selling resources.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,457,065 in fiscal year 1997, compared to $1,888,586 in fiscal year 1996. This is an increase of $568,479 or 30%. As a percentage of revenue, however, general and administrative expenses decreased from 11.2% to 9.8% in the current fiscal year. This increase is due primarily to the additional costs and overhead associated with the investment in the selling organization, client service, and product development including additional space requirements, general price increases in areas such as health and liability insurance, and professional and consulting services.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $1,290,845 in fiscal year 1997 as compared to $862,286 in fiscal year 1996. This is an increase of $428,559 or 50%. This additional increase in depreciation and amortization costs is primarily due to the net addition of approximately $1,794,000 in property, plant & equipment.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased to $581,356 in fiscal year 1997 from $266,500 at the end of fiscal year 1996, an increase of $314,856. The provision for doubtful accounts is adjusted by the Company to reflect potentially uncollectible accounts receivable that may exist at period-end. The Company believes that the allowance for doubtful accounts is adequate, given the amount of receivables, the Company's credit terms and the Company's history of collecting receivables.

LIQUIDITY AND CAPITAL RESOURCES.

As of January 31, 1997, the Company had working capital of $1,545,095 compared to a deficiency in working capital of $1,349,989 at January 31, 1996. The improvement in working capital was a result of the Company's continued improvement in results of operations and two private equity placements which were closed in fiscal year 1997.

Cash provided by operating activities was $2,194,064 in fiscal year 1997, compared to $678,640 in fiscal year 1996. On July 22, 1996 the Company secured an equity investment in the amount of $750,000 for the launch of its new national call center division. Two individuals made the investment in exchange for 166,667 shares of restricted common stock in a private placement. In addition, on January 14, 1997, the Company issued 370,370 shares of restricted stock in a private placement for an aggregate purchase price of $2,500,000. In connection therewith, the Company entered into a governance agreement pursuant to which the corporation agreed to certain limitations on its accumulation of additional shares and on its voting rights. In addition, the investor also acquired the right to have up to two nominees serve on the Board of Directors of the Company.

On October 23, 1996 the Company obtained a revolving line of credit providing up to $2,500,000. The revolving line of credit bears interest at prime plus 2%, and is secured by accounts receivable and matures on October 22, 1997. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants. The Company also obtained a borrowing line of $250,000 from the same lender. The $250,000 borrowing line is secured by equipment and is structured as "interest only" bearing interest at prime plus 2%. On April 22, 1997, the amount borrowed at that time on the $250,000 line was converted into an amortizing loan bearing interest at prime plus 2%.

During the year the average monthly outstanding balance on the revolving line of credit was $170,000 bearing an average annual rate of interest of 9.25%. The Company is primarily utilizing cash provided by operations for its daily operational cash requirements and as of January 31, 1997, did not have an outstanding balance on the line of credit. If necessary, the Company believes it will be able to renew or replace the line of credit by October 22, 1997, the date at which the current revolving line agreement expires. The Company continues to evaluate opportunities to expand and increase existing capital.

The Company's operating results continue to be inconsistent on a month-to-month basis and are dependent upon retention and performance of the Company's sales staff, long product sales cycles related in part to pricing of the Company's products and customer budget requirements, and to other factors, such as uncertainties associated with the health care market and economic conditions, beyond the control of the Company. The Company, however, will continue to evaluate methods to improve and increase its product distribution channels and to enhance or expand its current product lines. The Company has expanded, and will seek to continue to improve and enhance its product lines in order to be more responsive to the market. The Company believes that quarterly operating results are dependent, and will continue to be dependent, on the initial license fee revenues in the foreseeable future. The Company will continue to focus its efforts on improving cash from operations, increasing support revenues, and increasing revenue in the new call center division. The recurring monthly revenue from support fees, material sales and services is currently not sufficient to maintain a break-even level at the Company's current operating expense levels.

The discussion above includes statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are statements other than historical fact, that involve risks and uncertainties. In addition to the factors discussed elsewhere herein, important factors may cause the Company's actual results to differ materially from these and any future forward-looking statements by or on behalf of the Company. Those factors include, among others, uncertainties and delays in the development and marketing of new products and services, product and services demand and market acceptance risks, the Company's ability or inability to obtain additional financing, the impact of competitive products, services and pricing, continued rapid change and consolidation in the health care market, general changes in economic conditions not presently contemplated, and other factors detailed in the Company's Securities and Exchange Commission filings.

SUBSEQUENT EVENTS.

On February 18, 1997 the Company completed an acquisition of Expert Systems, Inc. (Expert), a developer and distributor of telephone and database technologies to create voice features for computer telephone applications. Under the terms of the acquisition, to be accounted for as a pooling of interests, the Company issued 465,299 restricted shares, and options for the purchase of 59,701 shares, of the Company's common stock for all of Expert's outstanding shares and options at an exchange ratio of .09537 shares of the Company's common stock for each share of Expert's stock outstanding or subject to options. Of the Company shares issued in the transaction, 46,529 are escrowed securing an indemnity obligation in favor of the Company.




ITEM 7.  FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To National Health Enhancement Systems, Inc.:

We have audited the accompanying consolidated balance sheet of NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. (a Delaware corporation) and subsidiaries as of January 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended January 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health Enhancement Systems, Inc. and subsidiaries as of January 31, 1997, and the results of their operations and their cash flows for the years ended January 31, 1997 and 1996, in conformity with generally accepted accounting principles.






                                                        Arthur Andersen LLP
Phoenix, Arizona
March 28, 1997
----------------

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
JANUARY 31, 1997

                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                             $  3,095,305
  Accounts receivable, net of allowance
    for doubtful accounts of $629,670  (Notes 2 and 3)             10,822,322
  Prepaid expenses, deferred costs and supplies (Note 2)            1,462,054
                                                                 ------------
Total current assets                                               15,379,681

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
  net of accumulated amortization of
  $1,606,623 (Note 2)                                                 984,441

PROPERTY AND EQUIPMENT,
  net (Notes 2 and 3)                                               2,166,587

EXCESS OF COST OVER
  FAIR VALUE OF NET ASSETS ACQUIRED
  (Notes 1 and 2)                                                     479,614

OTHER ASSETS (Note 2)                                                 339,574
                                                                 ------------
                                                                 $ 19,349,897
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current installments of obligations under capital
    leases (Notes 1 and 3)                                       $    324,317
  Accounts payable                                                  2,002,327
  Accrued liabilities (Note 5)                                      4,925,944
  Deferred revenue (Note 2)                                         6,581,998
                                                                 ------------
Total current liabilities                                          13,834,586
                                                                 ------------
OBLIGATIONS UNDER CAPITAL LEASES,
  net of current installments (Note 3)                                434,263
                                                                 ------------
DEFERRED REVENUE, net of current portion (Note 2)                      12,323
                                                                 ------------
COMMITMENTS AND CONTINGENCIES (Notes 1,3,4, and 6)

STOCKHOLDERS' EQUITY (Notes 1 and 6):
  Series A convertible preferred stock, $.001 par
    value, 2,000,000 shares authorized, zero shares
    issued and outstanding                                                 --

  Common stock, $.001 par value,10,000,000
    shares authorized, 5,365,573 shares issued
    and 4,996,817 shares outstanding                                    4,998
  Capital contributed in excess of par value                        6,768,297
  Accumulated deficit                                              (1,701,005)
  Less: treasury stock, 3,565 shares, at cost                          (3,565)
                                                                 ------------
                                                                    5,068,725
                                                                 ------------
                                                                 $ 19,349,897
                                                                 ============

The accompanying notes are an integral part of this consolidated balance sheet.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996


                                              1997                 1996
                                          ------------        ------------
REVENUES (Note 2):
License fees and computer hardware        $ 11,776,309        $  8,845,081
Support fees, marketing services
  and material sales                        13,408,699           8,046,062
                                          ------------        ------------
Total revenues                              25,185,008          16,891,143
                                          ------------        ------------
OPERATING EXPENSES:
Cost of initial license fees
  and computer hardware                      4,707,044           2,158,517
Cost of support, marketing services
  and materials sales                        5,281,273           3,509,171
Product and other development                1,227,371             523,969
Sales and marketing                          8,775,758           7,064,368
General and administrative                   2,457,065           1,888,586
Depreciation and amortization                1,290,845             862,286
Provision for doubtful accounts                581,356             266,500
                                          ------------        ------------
Total operating expenses                    24,320,712          16,273,397
                                          ------------        ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                             864,296             617,746

PROVISION FOR INCOME TAXES (Note 7)           (128,000)            (58,000)
                                          ------------        ------------
Net income                                $    736,296        $    559,746
                                          ============        ============

NET INCOME AVAILABLE
  FOR COMMON STOCKHOLDERS                 $    736,296        $    559,746
                                          ============        ============

NET INCOME PER
  COMMON SHARE (Note 2)
            Primary                       $        .13        $        .11
                                          ============        ============

            Fully diluted                 $        .13        $        .10
                                          ============        ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 2)
            Primary                          5,534,860           5,028,367
                                          ============        ============
            Fully diluted                    5,639,859           5,457,947
                                          ============        ============


The accompanying notes are an integral part of these consolidated statements.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996



                              Series A Convertible                              Capital
                                 Preferred Stock        Common Stock          Contributed
                                -----------------    --------------------     In Excess of   Accumulated     Treasury
                                Shares     Amount    Shares        Amount      Par Value       Deficit         Stock         Total
                                ------     ------    ------        ------      ---------       -------         -----         -----
BALANCE AT
  JANUARY 31, 1995              125,000    $ 125    3,791,220    $    3,792   $ 3,442,241    $(2,997,047)     $ (3,565)   $  445,546
    Stock options exercised          --       --       44,160            44        18,886             --            --        18,930
    Net income                       --       --           --            --            --        559,746            --       559,746
                                -------    -----    ---------    ----------   -----------    -----------      --------    ----------
BALANCE AT
  JANUARY 31, 1996              125,000      125    3,835,380         3,836     3,461,127     (2,437,301)       (3,565)    1,024,222
     Stock options
       exercised                     --       --      122,600           123        58,084             --            --        58,207
     Conversion of
       preferred stock         (125,000)    (125)     500,000           500          (375)            --            --            --
     Common stock
       issued                        --       --      538,837           539     3,249,461             --            --     3,250,000
     Net Income                      --       --           --            --            --        736,296            --       736,296
                                -------    -----    ---------    ----------   -----------     ----------       -------    ----------


BALANCE AT
JANUARY 31, 1997                     --    $  --    4,996,817    $    4,998   $ 6,768,297    $(1,701,005)     $ (3,565)   $5,068,725
                                =======    =====    =========    ==========   ===========    ===========      ========    ==========


The accompanying notes are an integral part of these consolidated statements.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996


                                                           1997               1996
                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   736,296        $   559,746
Adjustments to reconcile net income to
  net cash provided by operating activities-
    Depreciation and amortization                        1,290,845            862,286
    Provision for doubtful accounts                        581,356            266,500
    Changes in assets and liabilities-
    Accounts receivable                                 (5,578,100)        (2,478,369)
    Prepaid expenses, deferred costs and supplies         (750,745)          (298,021)
    Accounts payable                                     1,004,485           (325,393)
    Accrued liabilities                                  1,848,594          1,099,658
    Deferred revenue                                     3,061,333            992,233
                                                       -----------        -----------
Net cash provided by operating activities                2,194,064            678,640
                                                       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                      (1,213,086)          (152,995)
Payments for capitalized software
  development costs                                       (564,591)          (615,779)
Increase in other assets                                  (136,093)          (124,081)
                                                       -----------        -----------
Net cash used in investing activities                   (1,913,770)          (892,855)
                                                       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                   3,250,000                 --
Proceeds from exercise of stock options                     58,207             18,930
Net proceeds (payments) on line of credit               (1,606,093)           606,093
Principal payments on capital leases                      (364,872)          (413,804)
                                                       -----------        -----------
Net cash provided by financing activities                1,337,242            211,219
                                                       -----------        -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   1,617,536             (2,996)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                   1,477,769          1,480,765
                                                       -----------        -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                       $ 3,095,305        $ 1,477,769
                                                       ===========        ===========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                                 $   117,128        $   309,000
                                                       ===========        ===========
Cash paid for income taxes                             $   105,057        $        --
                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
  INVESTING ACTIVITIES:
Property and equipment acquired
  under capital leases                                 $   593,686        $   300,488
                                                       ===========        ===========


The accompanying notes are an integral part of these consolidated statements.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1997


(1)      ORGANIZATION AND BASIS OF PRESENTATION:

National Health Enhancement Systems, Inc. (the Company) was incorporated in July 1983 as AHI Limited for the purpose of developing, licensing and marketing health evaluation programs to hospitals, medical groups, clinics and physicians. In October 1986, the Company changed its name to National Health Enhancement Systems, Inc. and reincorporated in the state of Delaware. The Company presently distributes proprietary software-supported, Medical Call Center products and services designed to enable health care providers to reduce the costs associated with inappropriate utilization of health care and improve service to their customers.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First Strategic Group, Ltd. (FSG) and NHE Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. Certain 1996 balances have been reclassified to conform to the 1997 presentation.

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

STOCK SPLIT

Effective January 12, 1996, the Board of Directors authorized a two-for-one stock split of the Company's common stock in the form of a 100% stock dividend to those shareholders of record as of January 25, 1996. All share and per share amounts have been restated for all periods to reflect this split.

ACQUISITION OF EXPERT SYSTEMS, INC.

On February 18, 1997 the company completed the acquisition of Expert Systems, Inc. (Expert), a developer and distributor of telephone and database technologies to create voice features for computer telephone applications. Under the terms of the acquisition, to be accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, the Company issued 465,299 restricted shares, and 59,701 options to purchase shares, of the Company's common stock for all of Expert's outstanding shares and options at an exchange rate of .09537 shares of the Company's common stock for each share of Expert's stock. Of the shares issued in the transaction, 46,529 are escrowed securing an indemnity obligation in favor of the Company.

The results of operations of the Company and Expert will be combined as of the date of acquisition and all prior periods presented will be restated to give effect to the acquisition, as if it occurred at the beginning of each period presented. Presented below are the unaudited proforma results of operations for the years ended January 31, 1997 and 1996 assuming the acquisition occurred on February 1, 1995. Amounts relating to Expert have been restated to be in conformity with the Company's fiscal year and accounting policies.

                                   1997              1996
                               ------------      ------------
Total Revenues                 $ 28,409,678      $ 20,221,290
Net Income                          196,476           660,178
Net Income Per Common Share    $        .03      $        .12

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

Cash equivalents consist primarily of investments in bank money market funds. The Company considers investments with initial maturities of three months or less from purchase date to be cash equivalents.

DEFERRED COSTS

The costs incurred by the Company to provide post-contract customer support, primarily royalties required to maintain the medical technical data included in the Company's software products, are deferred and recognized over the period benefited. Deferred costs totaled $659,524 at January 31, 1997. Amortization of such deferred costs totaled $1,124,679 and $493,881 in 1997 and 1996, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in Statement of Financial Accounting Standards
(SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. Development costs incurred before the product is demonstrated to be technologically feasible are expensed. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. The capitalized development costs, which include primarily salaries, are amortized using either the revenue-ratio method or the straight-line method over the product's remaining estimated useful life of three years, whichever yields the greatest amount of amortization. Software development costs capitalized during 1997 and 1996 totalled $686,000 and $633,000, respectively. Amortization of capitalized software totalled $625,000 and $458,000 in 1997 and 1996 respectively. Total development costs expensed during the years ended January 31, 1997 and 1996 were approximately $1,227,371 and $523,969, respectively.

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

At January 31, 1997, property and equipment consisted of the following:

Computer equipment                      $ 1,268,579
Office furniture and equipment              582,751
Assets held under capital leases,
primarily computer equipment              1,687,955
Leasehold improvements                      201,829
                                        -----------
                                          3,741,114
Accumulated depreciation                 (1,574,527)
                                        -----------
                                        $ 2,166,587
                                        ===========

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

The excess of the cost over the fair value of net assets acquired resulted from the acquisition of FSG, and is being amortized over ten years using the straight-line method. Amortization expense was approximately $77,000 for each of the years ended January 31, 1997 and 1996.

OTHER ASSETS

Other assets include approximately $70,700 of accounts receivable from customers with terms in excess of one year. These accounts are generally due over periods ranging from 18 to 36 months. Interest has been imputed on these amounts at 10%.

REVENUE RECOGNITION

Revenue is recognized in accordance with Statement of Position 91-1, Software Revenue Recognition. Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed noncancellable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue related to insignificant obligations is deferred and recognized as the obligations are fulfilled.
Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenue from professional services is generally billed on a time and materials basis. Professional services do not involve significant customization, modification or production of the licensed software. Such professional services fees are recognized as the related services are provided.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information About Financial Instruments With Off-Balance Sheet Risk and Financial Investments With Concentrations of Credit Risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure to any one financial institution.

The Company sells its products and services to customers in the health care industry throughout the United States. Concentrations of credit risk with respect to accounts receivable are limited due to the geographic diversity and large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers, but does not require collateral to support receivable balances. An allowance for doubtful accounts has been established based on factors surrounding the credit risk of specific borrowers, historical trends and other information.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by SFAS No. 107, Disclosures About Fair Value of Financial Instruments, include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The Company's notes payable bear interest at rates indexed to the prime rate; therefore, the carrying amounts approximate fair value.

NET INCOME PER COMMON SHARE

Net income per common share and common share equivalent is computed by dividing the net income by the weighted average number of common shares and common share equivalents assumed outstanding during the period. For purposes of these calculations, the Series A Convertible Preferred Stock that was converted into shares of common stock in 1997 has been assumed to have been converted upon original issuance (See Note 6).

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supersedes Accounting Principal Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The following table sets forth the proforma effect on net income per common share for fiscal 1997 and 1996 assuming the Company had adopted SFAS No. 128 on February 1, 1995:

                         1997       1996
         Basic         $   .17    $   .15
         Diluted       $   .13    $   .11

(3)      NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES:

Notes payable and obligations under capital leases at January 31, 1997, were as follows:
Revolving line of credit not to exceed the stated borrowing base as defined in the borrowing agreement or $2,500,000, bearing interest at the lender's prime rate (8.25% at January 31, 1997)
plus 2%, matures October 29, 1997, secured by substantially
all of the assets of the Company, including eligible
accounts receivables defined in the borrowing agreement.                $ - 0 -

Borrowing line of $250,000 bearing interest at lender's prime rate plus 2% secured by equipment that converts to amortizing loan
on April 22, 1997 bearing interest at lender's prime rate plus 2%.        - 0 -

Obligations under capital leases bearing interest at weighted average rate of 12.67%, maturities through November 1999,
secured by computers and other equipment                                758,580
                                                                     ----------
                                                                        758,580

Less: Current installments                                             (324,317)
                                                                     ----------
                                                                     $  434,263
                                                                     ==========

The lines of credit require the Company to maintain compliance with certain covenants including certain financial ratios. At January 31, 1997, the Company was in compliance with the financial ratios.

Future maturities of obligations under capital leases as of January 31, 1997 are as follows:

         Fiscal Year
         -----------
         1998                             $   385,533
         1999                                 267,905
         2000                                 148,509
         2001                                  68,462
                                          -----------
                                              870,409
         Less:
         Amounts representing interest       (111,829)
                                           ----------
                                           $  758,580
                                           ==========

(4)      COMMITMENTS:

The Company leases its office facilities and certain equipment under noncancellable operating leases expiring through fiscal 2001. The leases include options to extend for additional periods at the then prevailing market rates. Rent expense was approximately $434,012 and $229,000 for the years ended January 31, 1997 and 1996, respectively. Future minimum payments under these leases as of January 31, 1997 are as follows:

         Fiscal Year
         1998          $  601,310
         1999             627,575
         2000             664,363
         2001             627,125
         2002             597,730
         Thereafter       214,817
                       ----------
                       $3,332,920
                       ==========

The Company has entered into certain exclusive agreements with product support vendors which require the payment of royalties on products sold and also require minimum annual purchases of products to maintain the exclusivity associated with these agreements. Future minimum obligations under these agreements as of January 31, 1997 are as follows:

         Fiscal Year
         -----------
         1998                     $   1,733,821
         1999                         2,099,709
         2000                         2,293,726
         2001                         2,938,759
         2002                         2,213,987
                                  -------------
                                  $  11,280,002
                                  =============

(5)      ACCRUED LIABILITIES:

Accrued liabilities as of January 31, 1997, are as follows:

Accrued product cost of sales          $   1,459,179
Accrued payroll and commissions            1,238,244
Accrued royalties                          1,631,678
Other accrued liabilities                    596,843
                                       -------------
                                       $   4,925,944
                                       =============

(6)      STOCKHOLDERS' EQUITY:

1988 STOCK OPTION PLAN

During the fiscal year ended January 31, 1989, the Company adopted the 1988 Stock Option Plan (the Plan). The Plan, as amended, will terminate in May 1998 and provides for the grant of up to 700,000 incentive stock options, 700,000 nonqualified stock options and 200,000 options to be issued at the discretion of the Board of Directors as either incentive or nonqualified stock options. The Company has reserved 1,600,000 shares of common stock for exercise of options under the Plan. Key employees are eligible for both incentive and nonqualified stock options. Officers, outside directors and certain nonemployee consultants are eligible only for nonqualified stock options. The Board of Directors, within the limits of the provisions of the Plan, determines the period over which granted options become exercisable.

A summary of stock option activity under the Plan as of January 31, 1997 and 1996 and for each of the years then ended is set forth in the table below:

                                    1997                        1996
                           ---------------------       ---------------------
                                            Wtd.                       Wtd.
                                            Avg.                       Avg.
                             Shares        Price        Shares        Price
Options outstanding
  at beginning
  of period                1,362,500     $   .98       1,196,000     $   .90
Granted                      179,300        7.88         207,000        1.18
Exercised                   (122,600)        .58         (40,500)        .40
Canceled                          --          --              --          --
                           ---------     -------       ---------     -------
Options outstanding
  at end of period         1,419,200        1.85       1,362,500         .98
                           =========                  ==========
Exercisable at
  end of period            1,071,525         .90         790,250         .64
                           =========                  ==========
Weighted average
  fair value of options
  granted                  $    5.67                  $      .82
                           =========                  ==========


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied.

The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997 and 1996; using the following weighted average assumptions used for grants:

                                    1997       1996
                                    ----       ----
         Risk free interest rate     5.91%      6.20%
         Expected dividend yield      N/A        N/A
         Expected lives           5 years    5 years
         Expected volatility         88.9%      85.4%

Options were assumed to be exercised over the five-year expected life for the purpose of this valuation. Adjustments were made for options forfeited prior to vesting. The total value of options granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period of the options:

         Year ended January 31, 1997                 $1,016,000
         Year ended January 31, 1996                 $  169,740

If the Company had accounted for stock options issued to employees using a fair value based method of accounting, the Company's year end net income and net income per common share and common share equivalent would have been reported as follows:

                                                    1997              1996
                                                    ----              ----
         Net income:
             As reported                       $   736,296      $   559,746
             Pro forma                             171,400          446,586
         Net income per common share
           and common share equivalent:
             As reported                              0.13             0.11
             Pro forma                                0.03             0.09

The effects of applying SFAS No. 123 for providing pro forma disclosures for 1997 and 1996 are not likely to be representative of the effects on reported net income and net income per common share and common share equivalent for future years, because options vest over several years and additional awards are made each year.

SERIES A CONVERTIBLE PREFERRED STOCK

On August 18, 1992, the Company issued 125,000 shares of Series A Convertible Preferred Stock (the Preferred Stock) at $2.40 per share, with a quarterly dividend equal to a certain percentage of the Company's gross quarterly revenue as defined in the Certificate of Designation for the Preferred Stock. Effective February 1, 1994, the terms of the Preferred Stock were amended to make each share of the Preferred Stock, at the option of the holder, convertible into four shares of the Company's common stock. In addition, the holder of the Preferred Stock is entitled to four votes for each share of Preferred Stock. Upon liquidation or dissolution of the Company, the holder of the Preferred Stock shall have liquidating preferences equal to $2.40 per share of Preferred Stock. The amendment eliminated all rights to receive dividends subsequent to the effective date. The amount of accrued and unpaid dividends of $27,763 at January 31, 1994, was reclassified to retained earnings. In 1997, the holder of the Preferred Stock exercised in full its option to convert the Preferred Stock into 500,000 shares of common stock.

EQUITY INVESTMENTS

During the year, the Company secured equity investments from two separate investor groups. The investor groups made equity investments in the amount of $750,000 and $2,500,000 on July 22, 1996 and on January 14, 1997, respectively.
The number of shares issued were 166,667 and 370,370 shares respectively, and the amount of stock issued in both transactions represented less than 10% of the Company's outstanding stock.

(7)      INCOME TAXES:

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires deferred income tax assets and liabilities to be computed based upon cumulative temporary differences between financial reporting and taxable income.

Income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                  1997           1996
Expected income tax expense
  at 34%                                       $ 294,000      $ 210,000
State income taxes,
  net of federal income tax benefit               52,000         40,000
Amortization of cost over fair value
  of net assets acquired                          40,000         40,000
Net decrease in valuation allowance             (372,000)            --
Other, including effect of utilizing
  a net operating loss carryforwards             114,000       (232,000)
                                               ---------      ---------
Provision for income taxes                     $ 128,000      $  58,000
                                               =========      =========

The components of net deferred taxes as of January 31, 1997, are as follows:

Deferred tax assets (liabilities):
Allowance for doubtful accounts                          $ 252,000
Accrued liabilities                                        354,000
Deferred revenue                                           290,000
Capitalized software costs                                (390,000)
Tax depreciation in excess of book depreciation           (104,000)
Valuation allowance                                       (402,000)
                                                         ---------
                                                         $      --
                                                         =========

A valuation allowance is provided when it is uncertain that some portion or all of the deferred tax asset will be recognized. The valuation allowance decreased during the year ended January 31, 1997, due to the Company's fiscal 1997 operating results.

During 1997, the Company utilized all remaining net operating loss carry forwards for federal and state income tax purposes of approximately $69,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

PART III

The information required here by Items 9, 10, 11 and 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission no later than May 31, 1997.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K



A. All other schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Financial Statements or Notes to the Financial Statements included herein.

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

         (f) Restricted Stock Agreement for W. Cal McGraw Incorporated by Reference to Exhibit 10.57 to this Form 10-KSB filed for the fiscal year ended January 31, 1997.

B.       Reports on Form 8-K for the fourth quarter of fiscal year 1997

                  NONE

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
(Registrant)


By       /s/ Gregory J. Petras
         ----------------------------------------
         Gregory J. Petras
         Chairman and Chief Executive Officer

Date:    April 30, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                                Date
------------------------------------        ---------------------------------                    ----------------

/s/ Gregory J. Petras                       Chairman and Chief Executive                         04-30-97
------------------------------------        Officer
Gregory J. Petras


/s/ John P. Delmatoff                       Director                                             04-30-97
------------------------------------
John P. Delmatoff


/s/ Gardiner S. Dutton                      Director                                             04-30-97
------------------------------------
Gardiner S. Dutton


/s/ James W. Myers                          Director                                             04-30-97
------------------------------------
James W. Myers


/s/ Steven D. Wood, Ph.D.                   Director                                             04-30-97
------------------------------------
Steven D. Wood, Ph.D.


/s/ W. Cal McGraw                           Director                                             04-30-97
------------------------------------
W. Cal McGraw


/s/ Mark E. Liebner                         Director                                             04-30-97
------------------------------------
Mark E. Liebner


/s/ Jeffrey T. Zywicki                      Senior Vice President                                04-30-97
------------------------------------        Treasurer and Secretary
Jeffrey T. Zywicki


/s/ Earl E. Bray                            Chief Financial Officer                              04-30-97
------------------------------------
Earl E. Bray

                                  EXHIBIT INDEX


Exhibit                                                          Page or
number                Description                                Method of Filing
-------               -----------                                ----------------
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

 10.5                 Form of Outstanding Warrants               Incorporated by Reference
                                                                 to Exhibit 10.5 of S-18
                                                                 No. 33-9397-LA

Exhibit                                                          Page or
number                Description                                Method of Filing
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

10.13.3               Forms of Franchise Agreement               Incorporated by Reference
                      used in 1985                               to Exhibit 10.13.3 to S-18
                                                                 No. 33-9397-LA

10.13.4               Forms of Franchise Agreement               Incorporated by Reference
                      used in 1984                               to Exhibit 10.13.4 to S-18
                                                                 No. 33-9397-LA

Exhibit                                                          Page or
number                Description                                Method of Filing
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

10.20                 Agreement with Advisor                     Incorporated by Reference
                                                                 to Exhibit 10.20 of
                                                                 Amendment No. 1 to S-18
                                                                 No. 33-9397-LA

Exhibit                                                          Page or
number                Description                                Method of Filing
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

10.30                 Stock Option Letter with                   Incorporated by Reference
                      Jim Wichterman                             to Exhibit 10.30 to Form
                                                                 10-K filed for the year
                                                                 ended January 31, 1988

Exhibit                                                          Page or
number                Description                                Method of Filing
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

Exhibit                                                          Page or
number                Description                                Method of Filing
------                -----------                                ----------------
10.42                 Development and Distribution               Incorporated by Reference to Exhibit
                      Agreement with Parlay                      10.42 to Form 10-KSB filed for fiscal
                      International Communication, Inc.          year ended January 31, 1993

10.43                 Amended and Restated Purchase,             Incorporated by Reference to Exhibit
                      Consulting and Distribution Agreement      10.43 to Form 10-KSB filed for fiscal
                      with Micromedex, Inc.                      year ended January 31, 1993

10.44                 Employment Agreement with Gregory J.       Incorporated by Reference to
                      Petras and From Other key Executives       the Form 10-KSB filed for the
                                                                 fiscal year ended January 31, 1993

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

10.48                 Pediatric Protocol Publishing              Incorporated by Reference to Exhibit
                      Agreement with Barton D. Schmitt M.D.      10.48 to Form 10-KSB for the fiscal year
                                                                 ended January 31, 1995

10.49                 Consulting Agreement with                  Incorporated by Reference to Exhibit
                      Steven Poole, M.D.                         10.49 to Form 10-KSB for the fiscal year
                                                                 ended January 31, 1995

10.50                 First Amendment to Amended and Restated    Incorporated by Reference to Exhibit
                      Purchase, Consulting and Distribution      10.50 to Form 10-KSB for the fiscal year
                      Agreement                                  ended January 31, 1995

10.51                 Development and Distribution Agreement     Incorporated by Reference to Form 10-KSB
                      with Pfizer Health Sciences, Inc.          for the fiscal year ended January 31, 1996

10.52                 Second Amendment to Amended and            Filed Herewith
                      Restated Purchase, Consulting and
                      Distribution Agreement.

10.53                 Third Amendment to Amended and             Filed Herewith
                      Restated Purchase, Consulting and
                      Distribution Agreement

10.54                 Fourth Amendment to Amended and            Filed Herewith
                      Restated Purchase, Consulting and
                      Distribution Agreement

10.55                 Merger Agreements Between NHES and         Incorporated by Reference to Form
                      Expert Systems, Inc.                       8-k Filed March 6, 1997

10.56                 Lease for Company's Office Space           Filed Herewith
                      Dated April 3, 1995.

10.57                 Restricted Stock Agreement for W. Cal      Filed Herewith
                      McGraw


21                    List of all subsidiaries                   Filed Herewith

27                    Financial Data Schedule                    Filed Herewith