Form 10QSB
period 1997-04-30
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1997-06-16
CIK 804368

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended April 30, 1997

              [ NO FEE REQUIRED]
                                         or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from N/A to N/A

Commission file Number      33-9396-LA

                    National Health Enhancement Systems, Inc.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of the Registrant's common stock issued and outstanding was 5,462,387 at May 05, 1997.

Transitional Small Business disclosure format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.      Consolidated Financial Statements:

                       Consolidated Balance Sheet as of April 30, 1997                  3

                       Consolidated Statements of Operations for the three months
                                    ended April 30, 1997 and 1996                       4

                       Consolidated Statements of Cash Flows for the three months
                                    ended April 30, 1997 and 1996                       5

                       Notes to Consolidated Financial Statements                       6


          Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                         11


PART II.  OTHER INFORMATION

          Item 6.      Exhibits and Reports on form 8-K                                14


SIGNATURES                                                                             15

PART I.       FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

         NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
         CONSOLIDATED BALANCE SHEET
         AS OF APRIL 30, 1997

                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                            $  3,998,117
  Accounts receivable, net of allowance
    for doubtful accounts of $890,329 (Notes 2 and 3)              9,364,655
  Prepaid expenses, deferred costs and supplies (Note 2)           2,206,162
                                                                ------------
Total current assets                                              15,568,934

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
  net of accumulated amortization of $3,584,791 (Note 2)           1,398,009

PROPERTY AND EQUIPMENT,
  net of accumulated depreciation (Notes 2 and 3)                  2,371,448

EXCESS OF COST OVER
  FAIR VALUE OF NET ASSETS ACQUIRED (Notes 1 and 2)                  460,682

OTHER ASSETS (Note 2)                                                342,987
                                                                ------------
                                                                $ 20,142,060
                                                                ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of obligations under capital
    leases (Notes 1 and 3)                                      $    793,581
  Accounts payable                                                 2,383,389
  Accrued liabilities (Note 5)                                     4,977,538
  Deferred revenue (Note 2)                                        6,214,407
                                                                ------------
Total current liabilities                                         14,368,915
                                                                ------------
OBLIGATIONS UNDER CAPITAL LEASES,
  net of current installments (Note 3)                               366,760
                                                                ------------
DEFERRED REVENUE, net of current portion (Note 2)                     12,323
                                                                ------------
COMMITMENTS AND CONTINGENCIES (Notes 1,3 and 4)

STOCKHOLDERS' EQUITY (Note 1):
  Common stock, $.001 par value,10,000,000
    shares authorized, 5,877,672 shares issued
    and 5,462,387 shares outstanding                                 169,527
  Capital contributed in excess of par value                       6,617,436
  Accumulated deficit                                             (1,389,336)
  Less: treasury stock, 3,565 shares, at cost                         (3,565)
                                                                ------------
                                                                   5,394,062
                                                                ------------
                                                                $ 20,142,060
                                                                ============

The accompanying notes are an integral part of this consolidated balance sheet.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996

                                             1997             1996
                                             ----             ----
REVENUES (Note 2):
License fees and computer hardware       $ 2,970,505       $3,635,559
Support fees, marketing services,
  material sales and other                 4,599,176        2,292,635
                                         -----------       ----------
  Total revenues                           7,569,681        5,928,194
                                         -----------       ----------
OPERATING EXPENSES:
Cost of initial license fees
  and computer hardware                      873,339        1,185,833
Cost of support, marketing services
  and materials sales                      1,506,383          974,002
Product and other development                737,593          554,248
Sales and marketing                        2,708,779        2,224,187
General and administrative                   916,916          546,942
Depreciation and amortization                443,927          313,090
Provision for doubtful accounts               51,369           55,000
                                         -----------       ----------
  Total operating expenses                 7,238,307        5,853,302
                                         -----------       ----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                           331,374           74,892

PROVISION FOR INCOME TAXES                  (116,482)              --
                                         -----------       ----------
NET INCOME                               $   214,892       $   74,892
                                         ===========       ==========

NET INCOME AVAILABLE
  FOR COMMON STOCKHOLDERS                $   214,892       $   74,892
                                         ===========       ==========

NET INCOME PER
  COMMON SHARE (Note 2)                  $       .03       $      .01
                                         ===========       ==========


WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 2)                     6,478,326        5,954,696
                                         ===========       ==========

The accompanying notes are an integral part of these consolidated statements.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996

                                                          1997               1996
                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   214,892       $    74,892
Adjustments to reconcile net income to
  net cash provided by operating activities-
    Depreciation and amortization                          443,927           313,090
    Provision for doubtful accounts                         51,369            55,000
    Changes in assets and liabilities-
    Accounts receivable                                  1,504,825          (307,172)
    Prepaid expenses, deferred costs and supplies         (684,410)         (233,198)
    Accounts payable                                       161,624          (172,067)
    Accrued liabilities                                     24,563           397,760
    Deferred revenue                                      (408,917)          308,748
                                                       -----------       -----------
      Net cash provided by operating activities          1,307,873           781,187
                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (289,030)         (137,354)
Payments for capitalized software
  development costs                                       (406,762)         (152,272)
Increase in other assets                                   (29,017)          (31,010)
                                                       -----------       -----------
      Net cash used in investing activities               (724,809)         (320,636)
                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                          --                --
Proceeds from exercise of stock options                     43,959            65,819
Net proceeds (payments) on line of credit                  341,344        (1,378,632)
Principal payments on capital leases                      (139,310)          (77,537)
Purchase of Treasury Stock                                  (5,000)           (6,974)
                                                       -----------       -----------
      Net cash provided by financing activities            240,993        (1,397,324)
                                                       -----------       -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     824,057          (936,773)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 3,174,060         1,479,525
                                                       -----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $ 3,998,117       $   542,752
                                                       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                                 $    56,442       $    24,641
                                                       ===========       ===========
Cash paid for income taxes                             $   252,000       $    20,500
                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
  INVESTING ACTIVITIES:
Property and equipment acquired
  under capital leases                                 $    16,000       $   148,513
                                                       ===========       ===========

The accompanying notes are an integral part of these consolidated statements.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1997

(1)    ORGANIZATION AND BASIS OF PRESENTATION:

National Health Enhancement Systems, Inc. (the Company) was incorporated in July 1983 as AHI Limited for the purpose of developing, licensing and marketing health evaluation programs to hospitals, medical groups, clinics and physicians. In October 1986, the Company changed its name to National Health Enhancement Systems, Inc. and reincorporated in the state of Delaware. The Company presently distributes proprietary, software-supported Medical Call Center products and services designed to enable health care providers to reduce the costs associated with inappropriate utilization of health care and improve service to their customers.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, First Strategic Group, Ltd. (FSG), NHE Systems, Inc. (NHE), Expert Systems, Inc. (ESI), and Health Enhancements International, Inc. (HEI) which is 90% owned by the Company. All significant inter-company transactions have been eliminated in consolidation.
Certain 1996 balances have been reclassified to conform to the 1997 presentation.

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

ACQUISITION OF EXPERT SYSTEMS, INC.

On February 18, 1997 the Company completed the acquisition of Expert Systems, Inc. (Expert), a developer and distributor of telephone and database technologies to create voice features for computer telephone applications. Under the terms of the acquisition, accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, the Company issued 465,299 restricted shares, and 59,701 options to purchase shares, of the Company's common stock for all of Expert's outstanding shares and options at an exchange rate of .09537 shares of the Company's common stock for each share of Expert's stock. Of the shares issued in the transaction, 46,529 are escrowed securing an indemnity obligation in favor of the Company.

The results of operations of the Company and ESI were combined as of the date of acquisition and all prior periods presented have been restated to give effect to the acquisition, as if it occurred at the beginning of each period presented.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFERRED COSTS

The costs incurred by the Company to provide post-contract customer support, primarily royalties required to maintain the medical technical data included in the Company's software products, are deferred and recognized over the period benefited. Deferred costs totaled $674,481 at April 30, 1997. Amortization of such deferred costs totaled $347,744 and $237,432 for the periods ended April 30, 1997 and 1996, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in Statement of Financial Accounting Standards
(SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. Development costs incurred before the product is demonstrated to be technologically feasible are expensed. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. The capitalized development costs, which include primarily salaries, are amortized using either the revenue-ratio method or the straight-line method over the product's remaining estimated useful life of three years, whichever yields the greatest amount of amortization. Software development costs capitalized for the periods ended April 30, 1997 and 1996, respectively, totaled $406,762 and $255,873. Amortization of capitalized software totaled $170,169 and $171,966 for the period ended April 30, 1997 and 1996, respectively; and, total development costs expensed for the periods ended April 30, 1997 and 1996, respectively, were $357,596 and $209,238.

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

At April 30, 1997, property and equipment consisted of the following:

Computer equipment                  $ 1,347,096
Office furniture and equipment        1,080,113
Assets held under capital leases,
primarily computer equipment          1,704,737
Leasehold improvements                  213,172
                                    -----------
                                      4,345,118
Accumulated depreciation             (1,973,670)
                                    -----------
                                    $ 2,371,448
                                    ===========


EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

The excess of the cost over the fair value of net assets acquired resulted from the acquisition of FSG, and is being amortized over ten years using the straight-line method. Amortization expense was approximately $19,000 for each of the quarters ended April 30, 1997 and 1996.

OTHER ASSETS

Other assets include approximately $60,000 of accounts receivable from customers with terms in excess of one year. These accounts are generally due over periods ranging from 18 to 36 months. Interest has been imputed on these amounts at 10%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supersedes Accounting Principal Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The following table sets forth the pro-forma effect on net income per common share for the first quarters of 1997 and 1996 assuming the Company had adopted SFAS No. 128 on February 1, 1995:

                   APRIL 30, 1997      APRIL 30, 1996
         Basic          $ .04              $ .02
         Diluted        $ .03              $ .01

(3)    NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES:

Notes payable and obligations under capital leases at April 30, 1997, were as follows:

               Revolving line of credit not to exceed
               the stated borrowing bases defined in
               the borrowing agreement or $2,500,000,
               bearing interest at the lender's prime
               rate (8.5% at April 30, 1997) plus 2%,
               matures October 29, 1997, secured by
               substantially all of the assets of the
               Company, including eligible accounts
               receivable defined in the borrowing
               agreement.                                               --

               36 month amortizing loan bearing
               interest at lender's prime rate plus 2%
               secured by equipment                                241,344

               Revolving line of credit of 150,000,
               bearing interest at the lender's prime
               rate (8.75% at April 30, 1997) plus 2%,
               matures May 15, 1997, secured by
               Inventory and equipment                             130,000

               Obligations under capital leases bearing
               interest at weighted average rate of
               12.67%, maturities through November
               1999, secured by computers and other
               equipment                                           788,997
                                                                ----------
                                                                 1,160,341

               Less: Current installments                         (793,581)
                                                                ----------
                                                                $  366,760
                                                                ==========

The lines of credit require the Company to maintain compliance with certain covenants including certain financial ratios. At April 31, 1997, the Company was in compliance with the financial ratios.

Future maturities of obligations under capital leases as of April 30, 1997 are as follows:

            APRIL 30
            1998                              $ 424,135
            1999                                299,522
            2000                                130,163
            2001                                 39,291
                                              ---------
                                                893,111
            Less:
            Amounts representing interest      (104,114)
                                              ---------
                                              $ 788,997
                                              =========

(4)    COMMITMENTS:

The Company leases its office facilities and certain equipment under noncancellable operating leases expiring through fiscal 2001. The leases include options to extend for additional periods at the then prevailing market rates. Rent expense was approximately $161,198 and $111,910 for the periods ended April 30, 1997 and 1996, respectively. Future minimum payments under these leases as of April 30, 1997 are as follows:

            APRIL 30
            1998              $  736,945
            1999                 689,849
            2000                 673,505
            2001                 604,619
            2002                 579,403
            Thereafter            85,927
                              ----------
                              $3,370,248
                              ==========

The Company has entered into certain exclusive agreements with product support vendors which require the payment of royalties on products sold and also require minimum annual purchases of products to maintain the exclusivity associated with these agreements.
Future minimum obligations under these agreements as of April 30, 1997 are as follows:

                APRIL 30
                1998            $ 1,825,293
                1999              2,148,213
                2000              2,454,984
                2001              2,757,566
                2002              1,660,490
                                -----------
                                $10,846,546
                                ===========

(5)    ACCRUED LIABILITIES:

Accrued liabilities as of April 30, 1997, are as follows:

                Accrued product cost of sales     $ 1,184,280
                Accrued payroll and commissions     1,605,639
                Accrued royalties                   1,828,305
                Other accrued liabilities             359,314
                                                  -----------
                                                  $ 4,977,538
                                                  ===========

PART I.       FINANCIAL INFORMATION

Item 2. - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as noted herein, all references to the Company or National Health include the Company and its consolidated subsidiaries.

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

National Health implements installed onsite programs which are housed at the client's location and staffed and managed by the client. The Company's clients can also outsource programs for in-bound and out-bound calls to National Health's Medical Call Center, typically on a per-member, per-month basis. Whether run by a client using the Company's tools or outsourced to the Company's Call Center services as a "turnkey" program, licensed registered nurses and voice technology are used to service patients, healthplan members or employee groups, as defined by the client.

Results of Operations

For the quarter ended April 30, 1997, the Company had income from operations of $331,374 compared with income from operations of $74,992 for the quarter ended April 30, 1996, an increase of approximately 342%. Additionally, net income for the quarter ended April 30, 1997 was $214,892 compared to net income of $74,922 for the quarter ended April 30, 1996, an increase of 187%. The quarter ended April 30, 1996 benefited from a NOL carry forward, which was fully utilized during the year ended January 31, 1997.

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

REVENUES. Total revenues for the period ended April 30, 1997 increased 28% to $7,569,681 compared to total revenues of $5,928,194 for the period ended April 30, 1996. The increase can be attributed to an increase in support fees, marketing services and other revenue which increased approximately $2.3 million or 100% over the prior period. This is primarily related to an increase in maintenance and support fees, Call Center Revenue for which there was no corresponding amount in the prior period (a September 1996 start-up operation), and consulting services. License fees and computer hardware revenues decreased approximately 18% from the same quarter last year primarily due to efforts focused on the Company's Medical Call Center. Management believes that this decrease is primarily related to the Company's strategy of focusing sales resources more heavily on developing Medical Call Center service contracts in order to increase the Company's recurring revenue base, and does not evidence a decrease in demand for the Company's core products. The Company is refocusing its sales resources to more effectively sell core products and Call Center services. Revenue from support, marketing services, materials sales and other accounted for approximately 61% of the Company's total revenues for the period ended April 30, 1997. Such revenue represents primarily post contract software maintenance and support, creative marketing services, Call Center revenue and consulting services.

Initial license fee revenue is derived primarily from the sales of the Company's core software products -- Centramax.M(TM), Centramax.M Plus(TM), Pediatric Triage and Advice System(TM), Parent Advice Line(TM), and Voicemax Plus(TM) -- and the Company's value-added products and services -- The Professionals(TM), Healthfone(TM), Patient Assessment System(TM), Health Direct, and health care marketing services. Revenues generated from the initial license fees of core and value-added products and services accounted for approximately 39% of the Company's total revenues for the period ended April 30, 1997.

OPERATING EXPENSE. Total operating expenses were $7,238,307 for the period ended April 30, 1997, compared to $5,853,272 for the period ended April 30, 1996, an increase of $1,385,035 or 24%. This increase is due primarily to an increase in expenses associated with increases in sales and product development costs and variable expenses associated with increased revenue.

COST OF INITIAL LICENSE FEES AND COMPUTER HARDWARE. These costs represent costs incurred to implement and install the Company's core products, including hardware costs and training. Initial license fees and computer hardware costs decreased to $873,339 for the period ended April 30, 1997 from $1,185,833 for the period ended April 30, 1996, a decrease of $312,494. The decrease in total initial fee costs is the result of the decrease in initial license fee revenues.

COST OF SUPPORT, MARKETING SERVICES, MATERIALS SALES AND OTHER. These costs represent costs associated with providing annual support fees including third party license fees and technical assistance, variable costs associated with services provided by FSG, printing costs associated with the Patient Assessment System(TM) and Health Direct products. Cost of support, marketing services, materials sales and other increased to $1,506,383 for the period ended April 30, 1997 compared to $974,002 for the period ended April 30, 1996, an increase of $532,381. The increase is a direct result of the increase in corresponding support revenues during the current fiscal quarter.

PRODUCT DEVELOPMENT COSTS. Product development costs relate to the technological improvements and enhancements being made to the Company's products mix and costs incurred to establish the technological feasibility of products currently under development. Product development costs were $737,593 for the period ended April 30, 1997 compared to $554,218 for the period ended April 30, 1996. The increase is the result of the Company's continued growth and expansion of product lines.

SALES AND MARKETING COSTS. Sales and marketing expenses were $2,708,780 for the period ended April 30, 1997 compared to $2,224,187 for the period ended April 30, 1996. This is an increase of $484,593 or 38%. This increase reflects the Company's continued investment in selling and marketing resources.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $916,916 for the period ended April 30, 1997 compared to $546,942 for the period ended April 30, 1996. This is an increase of $369,974 or 68%. As a percentage of revenue, however, general and administrative expenses increased 3% from the quarter ended April 30, 1996. This increase is due primarily to general inflationary increases, continued investment in the organization as a whole including the addition of new staff, additional space requirements and equipment, and related expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $443,927 for the period ended April 30, 1997 compared to $313,090 for the period ended April 30, 1996. This is an increase of $130,837 or 42%. This increase is due to the addition of furniture and equipment needed to accommodate the Company's growth.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was $51,369 for the period ended April 30, 1997 compared to $55,000 for April 30, 1996. The provision for doubtful accounts is adjusted by the Company to reflect potentially uncollectible accounts receivable that may exist at period end. The Company believes that the allowance for doubtful accounts is adequate, given the amount of the accounts receivable, the Company's credit terms and collection history.

LIQUIDITY AND CAPITAL RESOURCES.

As of April 30, 1997, the Company had working capital of $1,200,019 compared to working capital of $1,545,095 at January 31, 1997. The decrease in working capital was a result of the Company's use of cash reserves for operating purposes. Cash provided by operating activities was $1,307,873 for the period ended April 30, 1997, compared to $781,187 for the period ended April 30, 1996.

On October 23, 1996 the Company obtained a revolving line of credit providing up to $2,500,000. The revolving line of credit bears interest at prime plus 2%, and is secured by accounts receivable and matures on October 22, 1997. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants. The Company also obtained an "interest only" borrowing line of $250,000 from the same lender that was convertible to an amortizing loan. On April 22, 1997, the amount outstanding at that time was converted into a 36 month amortizing loan bearing interest at the rate of prime plus 2%.

During the quarter ended April 30, 1997, the Company did not draw on the revolving line of credit. If necessary, the Company believes it will be able to renew or replace the line of credit by October 22, 1997, the date at which the current revolving line agreement expires, although there are no assurances. The Company continues to evaluate opportunities to expand and increase existing capital.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The discussion above includes statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are statements other than historical fact, that involve risks and uncertainties. In addition to the factors discussed elsewhere herein, important factors may cause the Company's actual results to differ materially from these and any future forward-looking statements by or on behalf of the Company. Those factors include, among others, uncertainties and delays in the development and marketing of new products and services, product and services demand and market acceptance risks, the Company's ability or inability to obtain additional financing, the impact of competitive products, services and pricing, continued rapid change and consolidation in the health care market, general changes in economic conditions not presently contemplated, possible initiation of FDA and other governmental regulation of the Company's products as medical devices, and other factors detailed in the Company's Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

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

B.       Reports on Form 8-K for the quarter ended April 30, 1997

         (1) Acquisition by merger of all the assets and business of Expert Systems Incorporated by Reference to form 8-K dated February 20, 1997 filed March 6, 1997.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        Title                           Date
---------                        -----                           ----
/s/ Gregory J. Petras            Chairman and Chief Executive    06-12-97
------------------------         Officer
Gregory J. Petras

/s/ Earl E. Bray                 Chief Financial Officer         06-12-97
------------------------
Earl E. Bray

                                  EXHIBIT INDEX

EXHIBIT                                          PAGE OR
NUMBER       DESCRIPTION                         METHOD OF FILING
------       -----------                         ----------------
3.1          Certificate of Incorporation        Incorporated by Reference
             of the Company                      to Exhibit 3.1 of S-18
                                                 No. 33-9396-LA

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

27           Financial Data Schedule             Filed Herewith