Form 10QSB
period 1997-07-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1997-09-12
CIK 804368

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the period ended      July 31, 1997
                                    ---------------------
              [ NO FEE REQUIRED]

                                       or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from          N/A        to    N/A
                                              ------------------     -------

Commission file Number         33-9396-LA
                        -----------------------

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

The number of shares of the Registrant's common stock issued and outstanding was 5,584,362 at July 31, 1997.

Transitional Small Business disclosure format (check one):
Yes [ ] No [ X ].

                                TABLE OF CONTENTS

                                                                                                                               PAGE

PART I.       FINANCIAL INFORMATION

              Item 1.      Consolidated Financial Statements:

                               Consolidated Balance Sheet as of July 31, 1997                                                   3

                               Consolidated Statements of Operations for the three months and six months ended
                               July 31, 1997 and 1996                                                                           4

                               Consolidated Statements of Cash Flows for the six months ended July 31, 1997 and
                               1996                                                                                             5

                               Notes to Consolidated Financial Statements                                                       6


              Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                8


PART II.      OTHER INFORMATION

              Item 4.      Submission of matters to a vote of security holders                                                 11

              Item 6.      Exhibits and Reports on Form 8-K                                                                    11


SIGNATURES                                                                                                                     12

PART I.       FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 1997 (UNAUDITED)



                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 2,679,444
  Accounts receivable, net of allowance
    for doubtful accounts of $1,026,054                  10,540,643
  Prepaid expenses, deferred costs and supplies           2,267,428
                                                        -----------
Total current assets                                     15,487,515

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
  net of accumulated amortization of $3,763,503           1,397,905

PROPERTY AND EQUIPMENT, net                               2,377,030

EXCESS OF COST OVER
  FAIR VALUE OF NET ASSETS ACQUIRED, net                    675,705

OTHER ASSETS, net                                           426,943
                                                        -----------
                                                        $20,365,098
                                                        ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of notes payable and
    obligations under capital leases                    $   794,271
  Accounts payable                                        1,341,771
  Accrued liabilities                                     5,053,431
  Deferred revenue                                        6,853,449
                                                        -----------
Total current liabilities                                14,042,922
                                                        -----------
NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES,
  net of current installments                               298,944
                                                        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000
    shares authorized, 5,905,422 shares issued
    and 5,584,362 shares outstanding                          5,584
  Capital contributed in excess of par value              7,055,704
  Accumulated deficit                                    (1,034,491)
  Treasury stock, 3,565 shares, at cost                      (3,565)
                                                        -----------
                                                          6,023,232
                                                        -----------
                                                        $20,365,098
                                                        ===========




The accompanying notes are an integral part of this consolidated balance sheet.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                      Three Months Ended July 31,    Six Months Ended July 31,
                                      ---------------------------   ---------------------------
                                         1997             1996           1997           1996
                                      ----------       ----------    -----------    -----------
REVENUES:
Initial license fees and computer
  hardware                            $3,652,059       $2,869,178    $ 6,622,564    $ 6,504,737
Support fees, marketing services,
  material sales and other             4,552,523        2,866,078      9,151,699      5,158,713
                                      ----------       ----------    -----------    -----------
Total revenues                         8,204,582        5,735,256     15,774,263     11,663,450
                                      ----------       ----------    -----------    -----------
OPERATING EXPENSES:
Cost of initial license fees
  and computer hardware                1,125,307        1,043,350      1,998,646      2,229,183
Cost of support, marketing services,
  materials sales and other            1,441,385        1,252,992      2,947,768      2,226,994
Product development                      705,787          608,901      1,443,381      1,163,149
Sales and marketing                    2,796,290        2,071,524      5,505,069      4,295,711
General and administrative             1,113,850          776,165      2,030,766      1,323,107
Depreciation and amortization            474,589          352,478        918,516        665,568
Provision for doubtful accounts           52,000           75,000        103,369        130,000
                                      ----------       ----------    -----------    -----------
Total operating expenses               7,709,208        6,180,410     14,947,515     12,033,712
                                      ----------       ----------    -----------    -----------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                       495,374         (445,154)       826,748       (370,262)

PROVISION FOR INCOME TAXES              (140,589)              --       (257,071)            --
                                      ----------       ----------    -----------    -----------
Net income (loss)                     $  354,785       $ (445,154)   $   569,677    $  (370,262)
                                      ==========       ==========    ===========    ===========

NET INCOME (LOSS) AVAILABLE
  FOR COMMON STOCKHOLDERS             $  354,785       $ (445,154)   $   569,677    $  (370,262)
                                      ==========       ==========    ===========    ===========

NET INCOME (LOSS) PER
  COMMON SHARE                        $     0.05       $    (0.10)   $      0.09    $     (0.09)
                                      ==========       ==========    ===========    ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                          6,631,398        4,305,146      6,598,543      4,269,819
                                      ==========       ==========    ===========    ===========






The accompanying notes are an integral part of these consolidated statements.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)


                                                         1997           1996
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $569,677      $(370,262)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities-
  Depreciation and amortization                         918,516        665,567
  Provision for doubtful accounts                       103,369        130,000
  Changes in assets and liabilities-
   Accounts receivable                                  276,898        (44,157)
   Prepaid expenses, deferred costs and supplies       (745,676)      (737,349)
   Accounts payable                                    (879,994)       408,257
   Accrued liabilities                                  100,456      1,150,348
   Deferred revenue                                     217,802        799,937
                                                     ----------     ----------
    Net cash provided by operating activities           561,048      2,002,341
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (539,813)      (479,093)
Payments for capitalized software
 development costs                                     (585,371)      (377,898)
Increase in other assets                               (134,080)      (166,505)
                                                     ----------     ----------
    Net cash used in investing activities            (1,259,264)    (1,023,496)
                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                       --        815,819
Proceeds from exercise of stock options                  68,692         24,350
Net proceeds (payments) on credit facilities            341,344     (1,306,423)
Principal payments on capital leases                   (206,436)      (465,434)
                                                     ----------     ----------
    Net cash provided by (used in)
     financing activities                               203,600       (931,688)
                                                     ----------     ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (494,616)        47,157

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                                  3,174,060      1,477,769
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS
 END OF QUARTER                                      $2,679,444     $1,524,926
                                                     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid for interest                               $   61,915     $   92,544
                                                     ==========     ==========
Cash paid for income taxes                           $  360,000     $   44,700
                                                     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Property and equipment acquired
 Under capital leases                                $   16,000     $  253,245
                                                     ==========     ==========

The accompanying notes are an integral part of these consolidated statements.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1997

(1)    ORGANIZATION AND BASIS OF PRESENTATION:

National Health Enhancement Systems, Inc. (the Company) was incorporated in July 1983 as AHI Limited for the purpose of developing, licensing and marketing health evaluation programs to hospitals, medical groups, clinics and physicians. In October 1986, the Company changed its name to National Health Enhancement Systems, Inc. and reincorporated in the state of Delaware. The Company specializes in products and services used in the delivery of nurse triage and care management via telephone.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, First Strategic Group, Ltd. (FSG), NHE Systems, Inc. (NHE) and Expert Systems, Inc. (ESI), as well as Health Enhancements International, Inc. (HEI) which is 90% owned by the Company. All significant intercompany transactions have been eliminated in consolidation.

INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the six month period ended July 31, 1997, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1998. Certain prior period amounts have been reclassified to conform to the July 31, 1997 presentation. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

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

ACQUISITION OF EXPERT SYSTEMS, INC.

On February 18, 1997 the Company completed the acquisition of Expert Systems, Inc. (ESI), a developer and distributor of telephone and database technologies to create voice features for computer telephone applications. Under the terms of the acquisition, accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, the Company issued 465,299 restricted shares, and 59,701 options to purchase shares, of the Company's common stock for all of ESI's outstanding shares and options at an exchange rate of .09537 shares of the Company's common stock for each share of ESI stock. Of the shares issued in the transaction, 46,529 are escrowed securing an indemnity obligation in favor of the Company.

The results of operations of the Company and ESI were combined as of the date of acquisition and all prior periods presented have been restated to give effect to the acquisition, as if it occurred at the beginning of each period presented.

(2)      NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share and common share equivalent is computed by dividing the net income (loss) by the weighted average number of common shares and common share equivalents assumed outstanding during the period. The difference between primary and fully diluted net income (loss) per common share is not material.

(3)      RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supersedes Accounting Principal Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The following table sets forth the pro-forma effect on net income (loss) per common share for the three and six months ended July 31, 1997 and 1996 assuming the Company had adopted SFAS No. 128 at the beginning of each period presented:

          Three Months Ended July 31,        Six Months Ended July 31,
          ---------------------------       ---------------------------
              1997          1996             1997            1996
          ------------ --------------       ------------ --------------
  Basic      $0.07         $(0.10)           $0.11         $(0.09)
Diluted      $0.05         $(0.10)           $0.09         $(0.09)



(4)      EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

The excess of the cost over the fair value of net assets acquired resulted from the acquisition of FSG, and is being amortized over ten years using the straight-line method. During the second quarter, 47,696 shares of Common Stock, valued at $244,591, were released from escrow pursuant to a purchase agreement and were allocated to excess of cost over fair value of net assets acquired.

PART I.       FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as noted herein, all references to the Company or NHES include the Company and its consolidated subsidiaries.

National Health Enhancement Systems, Inc. (the Company), is a leading health information and technology company specializing in products and services used in the delivery of nurse triage and care management via telephone. These products include clinical software used by licensed health care professionals 24 hours per day, 7 days per week to assist telephone callers with their medical concerns. NHES has over 700 clients nationwide, including hospitals, integrated delivery systems, physician group practices, HMO's, indemnity insurance companies and self-insured employers as part of its installed base of clients. In addition to the health care organizations previously described, clients and prospects also include PPO's, CHAMPUS, government programs, children's hospitals, Medicare/Medicaid and military organizations. The Company also utilizes its own software and employs its own licensed health care professionals to deliver nurse triage and care management under outsourcing arrangements through its recently established Medical Call Center Services Division.

Results of Operations

Net income for the second quarter of 1997 was $354,785 compared to a net loss of $445,154 for the second quarter of 1996, an increase of 180%. For the first six months of 1997, the Company had net income of $569,677 compared with a net loss of $370,262 for the same period during 1996, an increase of 254%. For the second quarter of 1997, net income per common share was $.05 compared with a net loss per common share of $.10 for the second quarter of 1996. For the first six months of 1997, net income per share was $.09 compared with a net loss per common share of $.09 for the first six months of 1996. This improvement can be primarily attributed to improved initial license fee sales and continued growth in the Company's recurring revenue base. The Company is continuing to refocus its sales resources to more effectively sell core products and call center services. The increase in the weighted average shares outstanding reflects two private placement transactions in the latter part of fiscal 1997 and outstanding options which were not included in the prior year calculations because of the antidilutive effect they would have on the net loss.

REVENUES. Total revenues for the second quarter of 1997 increased 43% to $8,204,582 compared to total revenues of $5,735,256 for the second quarter of 1996. For the first six months of 1997, revenues were up 35% to $15,774,263 compared with revenues for the first six months of 1996 of $11,663,450. This increase is primarily related to growth in core software products, call center revenue for which there was no corresponding amount in the prior periods (started in September 1996), increase in maintenance and support, and consulting services. Initial license fee revenue is derived primarily from the licensing of the Company's core software and audio products -- Centramax.M(TM), Centramax.M Plus(TM), Pediatric Triage and Advice System(TM), Parent Advice Line(TM), and Voicemax Plus(TM) -- and the Company's value-added products and services -- such as Patient Assessment System(TM) and Newcomer Program (TM). Revenue from Support, Marketing, Material Sales and Other represents primarily post-contract software maintenance and support, creative marketing services, medical call center revenue and consulting services.

COST OF INITIAL LICENSE FEES AND COMPUTER HARDWARE. Cost of initial license fees and computer hardware costs increased to $1,125,307 for the second quarter of 1997 from $1,043,350 for the second quarter of 1996, an increase of $81,957 or 8%. For the first six months of 1997, these costs were $1,998,646 compared with $2,229,183 over the same period during 1996, which is a decrease of $230,537 or 10%. These costs represent costs incurred to implement and install the Company's core products, including hardware costs and training. The fluctuation between periods relates to a change in the product sales mix and expense reduction initiatives including favorable changes to royalty agreements, lower cost of hardware and recovery of training costs.

COST OF SUPPORT, MARKETING SERVICES, MATERIALS SALES AND OTHER. Cost of support, marketing services, materials sales and other increased to $1,441,385 for the second quarter of 1997 compared to $1,252,992 for the second quarter of 1996, an increase of $188,393 or 15%. For the first six months of 1997, these costs were $2,947,768 compared to $2,226,994 for the same period in 1996, which is an increase of $720,774 or 32%. These costs represent expenses associated with providing annual support including third party license fees and technical assistance, variable costs associated with services provided by the Company's subsidiary FSG, and printing costs associated with the Patient Assessment System(TM) and Health Direct products. The increase is a direct result of the growth of the Company's recurring revenue base.

PRODUCT DEVELOPMENT COSTS. Product development costs were $705,787 for the second quarter of 1997 compared to $608,901 for the second quarter of 1996. For the first six months of 1997, these costs were $1,443,381 compared to $1,163,149 for the same period during 1996. Product development costs relate to the technological improvements and enhancements being made to the Company's product mix and costs incurred to establish the technological feasibility of products currently under development. The increase is the result of the Company's continued investment in product enhancement and expansion.

SALES AND MARKETING. Sales and marketing expenses were $2,796,290 for the second quarter of 1997 compared to $2,071,524 for the second quarter of 1996. For the first six months of 1997, these expenses were $5,505,069 compared to $4,295,711 the same period during 1996. This increase reflects the Company's continued investment in selling and marketing resources.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,113,850 for the second quarter of 1997 compared to $776,165 for the second quarter of 1996. For the first six months of 1997 these expenses were $2,030,766 compared to $1,323,107 for the same period during 1996. As a percent of revenues, these expenses remained constant at approximately 13.5% for the second quarter of 1997 compared with the same period in 1996 and slightly increased to 12.9% from 11.3% for the first six months of 1997 as compared with the same period in 1996. The increase in general and administrative expenses reflects the additional support needed for the overall rapid growth of the Company, including the new Medical Call Center Services Division and other product expansion.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $474,589 for the second quarter of 1997 compared to $352,478 for the second quarter of 1996. For the first six months of 1997 total depreciation and amortization was $918,516 compared to $665,568 for the same period during 1996. This increase in depreciation and amortization is due to the addition of furniture and equipment needed for new hires, predominantly in the Medical Call Center Services Division and sales divisions.

The Company's operations are affected by consolidation, alliances and mergers in the health care market. While there are no assurances, the Company's management believes that its competitive strengths will permit it to continue to compete in its targeted market and that the Company is positioned favorably to take advantage of future opportunities in the health care industry. The Company's management also believes its products help health care providers improve their services and also help reduce health care costs by providing objective information on health care issues to individuals, thereby enabling them to make informed choices about when, where and how to seek health care services and reduce health care costs while providing providers and payors with a favorable return on their investment in the Company's products. Nonetheless, the Company's operations may be materially and adversely affected by consolidation, alliances and mergers in the health care industry, health care reform in the private or public sector, and by future economic conditions.

Revenues and operating results depend primarily on the volume and timing of orders received during each fiscal quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of each fiscal quarter. Because a significant portion of the Company's operating expenses are relatively fixed with personnel levels and other expenses based upon anticipated revenues, a substantial portion of which may not be generated until the end of each fiscal quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors could cause variations in operating results from quarter to quarter, which may result in volatility in the price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES.

As of July 31, 1997, the Company had working capital of $1,444,593 compared to a deficiency in working capital of $1,478,167 at July 31, 1996. The improvement in working capital was a result of the Company's private equity placements in fiscal year 1997 and to the significant improvement in results of operations. Cash provided by operating activities was $561,048 for the period ended July 31, 1997, compared to $2,022,341 for the period ended July 31, 1996.

On October 23, 1996 the Company obtained a revolving line of credit providing up to $2,500,000. The revolving line of credit bears interest at prime plus 2%, and is secured by accounts receivable and matures on October 22, 1997. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants. If necessary, the Company believes it will be able to renew or replace the revolving line of credit by October 22, 1997, the date at which the current revolving line agreement expires, although there are no assurances. The Company also obtained an "interest only" borrowing line of $250,000 from the same lender at prime plus 2% secured by equipment, and is convertible to an amortizing loan. As of July 31, 1997, the Company maintains an outstanding balance of $241,000 on this loan.

The Company's operating results continue to be inconsistent on a month-to-month basis and are dependent upon retention and performance of the Company's sales staff, long product sales cycles related in part to pricing of the Company's products and customer budget requirements, and to other factors, such as uncertainties associated with the health care market and economic conditions, beyond the control of the Company. The Company, however, has and will continue to evaluate methods to improve and increase its product distribution channels and to enhance or expand its current product lines. The Company has expanded, and will seek to continue to improve and enhance its product lines in order to be more responsive to the market. The Company believes that quarterly operating results are dependent, and will continue to be dependent, on the initial license fee revenues in the foreseeable future as well as the continued growth of the recurring revenue base. The Company will continue to focus its efforts on improving cash from operations, increasing support revenues, increasing revenue in the new call center division as well as developing international sales opportunities. The recurring monthly revenue from support fees, material sales, services and other, is currently not sufficient to maintain a breakeven level at the Company's current operating expense levels.

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

PART II.      OTHER INFORMATION

Item 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On June 10, 1997, the Company held its annual meeting of stockholders. In addition to electing directors at the annul meeting, the stockholders approved the adoption of the 1997 Equity Incentive Plan which initially reserves 250,000 shares and 150,000 shares of incentive stock options and other stock options, respectively. Of the common stock entitled to vote at the meetings, 4,513,516 shares were voted in favor of the 1997 Equity Incentive Plan, 53,541 shares were voted against and 14,489 shares abstained from voting.

All the nominees for directors of the Company as listed in the proxy statement were elected as follows:

                         DIRECTORS             VOTES FOR       VOTES AGAINST
                         ---------             ---------       -------------

                     Gregory J. Petras         4,583,447          19,194
                     Gardiner S. Dutton        4,583,447          19,194
                     James W. Myers            4,582,249          20,394
                     Steve D. Wood, Ph.D.      4,583,447          19,194
                     W. Cal McGraw             4,583,447          19,194
                     Mark E. Liebner           4,580,047          22,594


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

B.        Reports on Form 8-K for the quarter ended July 31, 1997

          None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Health Enhancement Systems, Inc.
(Registrant)

    SIGNATURE                      TITLE                               DATE
    ---------                      -----                               ----

    /s/ Gregory J. Petras          Chairman and Chief Executive       09-12-97
    --------------------------     Officer
    Gregory J. Petras

    /s/ Earl E. Bray               Chief Financial Officer            09-12-97
    --------------------------
    Earl E. Bray

                                  EXHIBIT INDEX


       EXHIBIT                                         PAGE OR
       NUMBER       DESCRIPTION                        METHOD OF FILING
       ------       -----------                        ----------------

          27        Financial Data Schedule            Filed Herewith