Form 10QSB
period 1997-10-31
NATIONAL HEALTH ENHANCEMENT SYSTEMS INC
filed 1997-12-12
CIK 804368

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the period ended October 31, 1997

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

The number of shares of the Registrant's common stock issued and outstanding was 5,705,062 at November 17, 1997.

Transitional Small Business disclosure format (check one):

Yes [ ] No [ X ].

                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements:

                     Consolidated Balance Sheet as of October 31, 1997                                      3

                     Consolidated Statements of Operations for the three
                     months and nine months ended October 31, 1997 and 1996                                 4

                     Consolidated Statements of Cash Flows for the nine
                     months ended October 31, 1997 and 1996                                                 5

                     Notes to Consolidated Financial Statements                                             6


         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     8


PART II. OTHER INFORMATION

         Item 5.  Other Information                                                                        11

         Item 6.  Exhibits and Reports on Form 8-K                                                         11


SIGNATURES                                                                                                 12

PART I.  FINANCIAL INFORMATION

Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 1997 (UNAUDITED)


                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $  1,871,713
  Accounts receivable, net of allowance
    for doubtful accounts of $1,545,783                            12,925,357
  Prepaid expenses, deferred costs and supplies                     3,090,795
                                                                 ------------
Total current assets                                               17,887,865

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                         1,466,165

PROPERTY AND EQUIPMENT, net                                         2,350,865

EXCESS OF COST OVER
  FAIR VALUE OF NET ASSETS ACQUIRED, net                              645,307

OTHER ASSETS, net                                                     255,173
                                                                 ------------
                                                                 $ 22,605,375
                                                                 ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of notes payable and obligations under
    capital leases                                               $    865,184
  Accounts payable                                                  1,806,246
  Accrued liabilities                                               5,311,361
  Deferred revenue                                                  7,500,360
                                                                 ------------
Total current liabilities                                          15,483,151
                                                                 ------------
NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES,
  net of current installments                                         226,893
                                                                 ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000
    shares authorized, 5,705,062 shares issued
    and outstanding                                                     5,705
  Capital contributed in excess of par value                        7,139,333
  Accumulated deficit                                                (249,707)
                                                                 ------------
                                                                    6,895,331
                                                                 ------------
                                                                 $ 22,605,375
                                                                 ============

The accompanying notes are an integral part of this consolidated balance sheet.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three Months Ended October 31,   Nine Months Ended October 31,
                                              --------------------------------------------------------------
                                                  1997             1996            1997             1996
                                              ------------     ------------    ------------     ------------
REVENUES:
Initial license fees and computer hardware    $  4,056,625     $  4,341,824    $ 10,679,189     $ 10,846,561
Support fees, marketing services,
  material sales and other                       5,157,521        4,100,298      14,309,220        9,259,011
                                              ------------     ------------    ------------     ------------
Total revenues                                   9,214,146        8,442,122      24,988,409       20,105,572
                                              ------------     ------------    ------------     ------------
OPERATING EXPENSES:
Cost of initial license fees
  and computer hardware                            956,527        1,533,688       2,955,173        3,762,871
Cost of support, marketing services,
  materials sales and other                      1,641,186        1,509,515       4,588,954        3,736,509
Product development                                666,920          448,854       2,110,301        1,612,003
Sales and marketing                              2,959,572        2,524,729       8,464,641        6,820,440
General and administrative                       1,456,666          819,529       3,487,432        2,142,636
Depreciation and amortization                      468,000          399,738       1,386,516        1,065,306
Provision for doubtful accounts                    620,868          110,000         724,237          240,000
                                              ------------     ------------    ------------     ------------
Total operating expenses                         8,769,739        7,346,053      23,717,254       19,379,765
                                              ------------     ------------    ------------     ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                 444,407        1,096,069       1,271,155          725,807

PROVISION FOR INCOME TAXES (Benefit)              (341,008)         150,500         (83,937)         150,500
                                              ------------     ------------    ------------     ------------
Net income                                    $    785,415     $    945,569    $  1,355,092     $    575,307
                                              ============     ============    ============     ============

NET INCOME AVAILABLE
  FOR COMMON STOCKHOLDERS                     $    785,415     $    945,569    $  1,355,092     $    575,307
                                              ============     ============    ============     ============

NET INCOME PER
  COMMON SHARE                                $       0.12     $       0.15    $       0.21     $       0.10
                                              ============     ============    ============     ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                    6,718,839        6,282,644       6,601,971        6,006,265
                                              ============     ============    ============     ============

The accompanying notes are an integral part of these consolidated statements.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)

                                                                    1997            1996
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 1,355,092     $   575,307
Adjustments to reconcile net income to
  net cash provided by operating activities-
    Depreciation and amortization                                 1,386,516       1,065,304
    Provision for doubtful accounts                                 724,237         240,000
    Changes in assets and liabilities-
     Accounts receivable                                         (2,728,684)     (2,128,014)
     Prepaid expenses, deferred costs and supplies               (1,569,043)       (329,835)
     Accounts payable                                              (415,519)        198,032
     Accrued liabilities                                            358,386       1,611,074
     Deferred revenue                                               864,713       1,136,332
                                                                -----------     -----------
         Net cash provided by operating activities                  (24,302)      2,368,200
                                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                 (783,885)       (374,460)
Payments for capitalized software
  development costs                                                (784,849)     (1,001,660)
Increase in other assets                                            (14,458)       (165,227)
                                                                -----------     -----------
         Net cash used in investing activities                   (1,583,192)     (1,541,347)
                                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                                   --         799,125
Proceeds from exercise of stock options                             155,377          52,239
Net proceeds (payments) on credit facilities                        457,344      (1,209,561)
Principal payments on capital leases                               (307,574)       (254,127)
                                                                -----------     -----------
         Net cash provided by (used in) financing activities        305,147        (612,324)
                                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           (1,302,347)        214,529

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                             3,174,060       1,477,769
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS
  END OF QUARTER                                                $ 1,871,713     $ 1,692,298
                                                                ===========     ===========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                                          $   181,432     $   148,944
                                                                ===========     ===========
Cash paid for income taxes                                      $   360,200     $    12,675
                                                                ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
  INVESTING ACTIVITIES:
Property and equipment acquired
  Under capital leases                                          $    16,000     $   253,245
                                                                ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

NATIONAL HEALTH ENHANCEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1997 (UNAUDITED)

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, First Strategic Group, Ltd. (FSG), NHE Systems, Inc. (NHE), and Expert Systems, Inc. (ESI), as well as Health Enhancements International, Inc. (HEI) which is 90% owned by the Company. All significant intercompany transactions have been eliminated in consolidation.

INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the nine month period ended October 31, 1997, are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 1998. Certain prior period amounts have been reclassified to conform to the October 31, 1997 presentation. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

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

MERGER

On October 2, 1997 the Company announced that it had signed a definitive agreement to be acquired by HBO & Company ("HBOC"). Upon satisfaction of the closing conditions set forth in the Agreement of Merger dated October 2, 1997 (the "Merger"), the Company will merge into HBOC of Georgia, a wholly-owned subsidiary of HBOC. The stockholders of NHES will receive shares of HBOC common stock in the transaction, and the exchange ratio will be determined by averaging the closing HBOC stock price for a period of 20 trading days ending shortly before the closing of the transaction. If the average price of HBOC common stock is between $35.37 and $43.23, NHES stockholders will receive 0.32 of an HBOC share. If the HBOC common stock average price is above $25.00 up to $35.37, NHES stockholders will receive a fraction of an HBOC share equal to $11.32 per NHES share. If the average price of HBOC common stock during the pricing period is above $43.23, NHES stockholders will receive a fraction of an HBOC share equal to $13.83 per NHES share. All outstanding options to purchase the Company's common stock will be assumed by HBOC, with HBOC common stock substituted for Company common stock pursuant to the exchange ratio applicable to the outstanding common stock. The transaction will be accounted for as a pooling of interests and treated as a tax-free reorganization. The Merger has been approved by the Board of Directors of the Company and HBOC, but is still subject to various conditions, including approval by the Company's stockholders. A proxy statement of the Company and a prospectus of HBOC has been delivered to the stockholders of the Company in connection with the special meeting of stockholders of the Company to vote on the Merger, which is scheduled to be held on December 29, 1997.

Pursuant to Section 10.2.2 of the Merger Agreement, the Merger Agreement may be terminated by either party under certain circumstances. The Company has agreed that if the Merger Agreement is terminated by the Board of Directors of the Company, in the exercise of good faith determination that its fiduciary duties to the Company's stockholders imposed by law, that such determination is required, the Company will pay HBOC (i) a fee in the amount of $3,000,000 inclusive of the amount of HBOC's reasonable costs and expenses in connection with the negotiation and performance of the Merger Agreement. Payment of the foregoing amounts shall not be in lieu of damages incurred if the Company breaches certain covenants in the Merger Agreement.

(2)   NET INCOME PER COMMON SHARE

Net income per common share and common share equivalent is computed by dividing the net income by the weighted average number of common shares and common share equivalents assumed outstanding during the period. The difference between primary and fully diluted net income per common share is not material.

(3)   RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supersedes Accounting Principal Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The following table sets forth the pro-forma effect on net income per common share for the three and nine months ended October 31, 1997 and 1996 assuming the Company had adopted SFAS No. 128 at the beginning of each period presented:

            Three Months Ended      Nine Months Ended
                October 31,            October 31,
           --------------------    --------------------
             1997        1996        1997        1996
           --------    --------    --------    --------
  Basic    $   0.14    $   0.19    $   0.25    $   0.12
Diluted    $   0.12    $   0.15    $   0.21    $   0.10



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

National Health Enhancement Systems, Inc. (the Company), is a leading health information and technology company specializing in products and services used in the delivery of telephonic triage advice and care management. These products include clinical software used by licensed health care professionals 24 hours per day, 7 days per week to assist telephone callers with their medical concerns. NHES has over 700 clients nationwide, including hospitals, integrated delivery systems, physician group practices, HMO's, indemnity insurance companies and self-insured employers as part of its installed base of clients. Other clients and prospects include PPO's, CHAMPUS, government programs, children's hospitals, Medicare/Medicaid and military organizations. The Company also utilizes its own software and employs its own licensed health care professionals to deliver nurse triage and care management under outsourcing arrangements through its recently established Medical Call Center Services Division.

Results of Operations

Net income for the third quarter of 1997 was $785,415 compared to net income of $945,569 for the third quarter of 1996. For the first nine months of 1997, the Company had net income of $1,355,092 compared with net income of $575,307 for the same period during 1996. For the third quarter of 1997, net income per common share was $.12 compared with net income per common share of $.15 for the third quarter of 1996. For the first nine months of 1997, net income per share was $.21 compared with net income per common share of $.10 for the first nine months of 1996. The improvement in year-to-date net income can be attributed to a growing recurring revenue base and a benefit realized from research and development tax credits. The net benefit from the research and development tax credit was $340,000 for the third quarter of 1997 which contributed $.05 to per share earnings. The decrease in third quarter net income for 1997 compared to 1996 is primarily attributable to several contracts in the second quarter of 1996 which were delayed from closing until the third quarter of 1996, resulting in a lower and higher second and third quarter 1996, respectively.

REVENUES. Total revenues for the third quarter of 1997 increased 9% to $9,214,146 compared to total revenues of $8,442,122 for the third quarter of 1996. For the first nine months of 1997, revenues were up 24% to $24,988,409 compared with revenues for the first nine months of 1996 of $20,105,572. This increase is primarily related to a growing recurring revenue base including Medical Call Center Services (started in September 1996) for which there was no significant corresponding amount in the prior periods, an increase in maintenance and support, and consulting services. Initial license fee and computer hardware revenue is derived primarily from the licensing of the Company's core software products and audio text -- Centramax.M(TM), Centramax.M Plus(TM), Pediatric Triage and Advice System(TM), Parent Advice Line(TM), and Voicemax Plus(TM) -- and the Company's value-added products and services -- such as Patient Assessment System(TM) and Newcomer Program(TM). Revenue from Support, Marketing, Material Sales and Other represents post-contract software maintenance and support, creative marketing services, medical call center services revenue and consulting services.

COST OF INITIAL LICENSE FEES AND COMPUTER HARDWARE. Cost of initial license fees and computer hardware costs decreased to $956,527 for the third quarter of 1997 from $1,533,688 for the third quarter of 1996, a decrease of $577,161 or 38%. For the first nine months of 1997, these costs were $2,955,173 compared with $3,762,871 over the same period during 1996, which is a decrease of $807,698 or 21%. These costs represent costs incurred to implement and install the Company's core products, including hardware costs and training. The reduction is a direct result of expense reduction initiatives, including favorable changes to royalty agreements, lower cost of hardware and recovery of training costs. Also, in the third quarter the Company introduced new clinical algorithms which were sold as separate modules with a lower cost of sale.

COST OF SUPPORT, MARKETING SERVICES, MATERIALS SALES AND OTHER. Cost of support, marketing services, materials sales and other increased to $1,641,186 for the third quarter of 1997 compared to $1,509,515 for the third quarter of 1996, an increase of $131,671 or 9%. For the first nine months of 1997, these costs were $4,588,954 compared to $3,736,509 for the same period in 1996, which is an increase of $852,445 or 23%. These costs represent expenses associated with providing annual support including third party license fees and technical assistance, variable costs associated with services provided by the Company's subsidiary FSG, and printing costs associated with the Patient Assessment System(TM) and Health Direct products. The increase is a direct result of the growth of the Company's recurring revenue base.

PRODUCT DEVELOPMENT COSTS. Product development costs were $666,920 for the third quarter of 1997 compared to $448,854 for the third quarter of 1996. For the first nine months of 1997, these costs were $2,110,301 compared to $1,612,003 for the same period during 1996. Product development costs relate to the technological improvements and enhancements being made to the Company's product mix and costs incurred to establish the technological feasibility of products currently under development. The increase is the result of the Company's continued investment in product enhancement and expansion.

SALES AND MARKETING. Sales and marketing expenses were $2,959,572 for the third quarter of 1997 compared to $2,524,729 for the third quarter of 1996. For the first nine months of 1997, these expenses were $8,464,641 compared to $6,820,440 for the same period during 1996. This increase, which is consistent with the increase in revenue, reflects the Company's continued investment in selling and marketing resources.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,456,666 for the third quarter of 1997 compared to $819,529 for the third quarter of 1996. For the first nine months of 1997 these expenses were $3,487,432 compared to $2,142,636 for the same period during 1996. The increase in general and administrative expenses reflects the additional support needed for the overall rapid growth of the Company, including the new Medical Call Center Services Division and other product expansion. As a percentage of revenue, general and administrative expenses were 16% for the three months ended October 31, 1997 compared to 10% for the same period in 1996. The increase can be attributed to an increase in professional fees in connection with a research and development tax credit, various expenses related to the Company's annual client forum and temporary services incurred in connection with special projects.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $468,000 for the third quarter of 1997 compared to $399,738 for the third quarter of 1996. For the first nine months of 1997 total depreciation and amortization expenses were $1,386,516 compared to $1,065,306 for the same period during 1996. This increase in depreciation and amortization is due to the addition of furniture and equipment needed for new hires, predominantly in the Medical Call Center Services division and sales division.

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

LIQUIDITY AND CAPITAL RESOURCES.

As of October 31, 1997, the Company had working capital of $2,404,714 compared to working capital of $1,545,095 at January 31, 1997. The improvement in working capital is a result of the Company's increased operating results. For the nine months ended October 31, 1997, cash decreased by $1,302,347. The decrease in cash is primarily attributed to investments in property and equipment and new products.

On October 23, 1996 the Company obtained a revolving line of credit providing up to $2,500,000. The revolving line of credit bears interest at prime plus 2%, and is secured by accounts receivable and matures on January 2, 1998. The availability of borrowing on the revolving line of credit is subject to available eligible accounts receivable and certain other covenants. The Company also obtained an "interest only" borrowing line of $250,000 from the same lender at prime plus 2% secured by equipment, and is convertible to an amortizing loan. As of October 31, 1997, the Company maintains an outstanding balance of $241,000 on this loan. The Company has also obtained a revolving line of credit of $250,000 from another lender at prime plus 1% secured by equipment and inventory and expires September 15, 1998 (as of October 31, 1997, the full amount of this credit line was outstanding).

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



ANNOUNCEMENT OF THE PROPOSED COMBINATION WITH HBOC

On October 2, 1997 the Company announced that it had signed a definitive agreement to be acquired by HBO & Company ("HBOC"). Upon satisfaction of the closing conditions set forth in the Agreement of Merger dated October 2, 1997 (the "Merger"), the Company will merge into HBOC of Georgia, a wholly-owned subsidiary of HBOC. Various risks related to the announcement of the proposed Merger with HBOC could have a material adverse effect on the Company's results of operations, financial condition or business. Among other things, there can be no assurance customers of the Company will continue their current or historical licensing patterns without regard to the proposed Merger, or that certain customers will not defer licensing decisions as they evaluate, among other things, the proposed Merger, or that certain existing and prospective customers will not decide to license products from the Company's competitors instead of licensing the Company's products. The Company's continued success depends to a significant degree upon the continuing contribution of key employees in management, development, sales, technical support and administration. Existing employees are likely to have uncertainty as to their future roles within HBOC. Persons being recruited for positions in the Company may have similar uncertainty and defer or reverse decisions to become employed by the Company. In addition, competitors of the Company may use this uncertainty to attempt to recruit such employees or prospective employees and make it more difficult for the Company to retain and attract key employees. If the Merger is not consummated, such expenses, which may include the expenses of HBOC and the "break-up" in the amount of $3,000,000 inclusive of the amount of HBOC's reasonable costs and expenses in connection with the negotiation and performance of the Merger Agreement. Payment of the foregoing amounts shall not be in lieu of damages incurred if the Company breaches certain covenants in the Merger Agreement fee described under "Merger" above, could have a material adverse effect on the Company's results of operations.

If the proposed Merger occurs, each share of the Company's common stock outstanding at the time of the Merger will be converted into the right to receive a fraction of an HBOC share based on an exchange ratio which will be determined by averaging the closing HBOC stock price for a period of 20 trading days ending shortly before the closing of the transaction. If the average price of HBOC common stock is between $35.37 and $43.23, NHES stockholders will receive 0.32 of an HBOC share. If the HBOC common stock average price is above $25.00 up to $35.37, NHES stockholders will receive a fraction of an HBOC share equal to $11.32 per NHES share. If the average price of HBOC common stock during the pricing period is above $43.23, NHES stockholders will receive a fraction of an HBOC share equal to $13.83 per NHES share. However, because the Exchange Ratio is based on the above methodology, the market price of the Company's common stock will likely move in the same general direction as does HBOC's stock before the effective time of the Merger. If the market price of HBOC common stock decreases or increases before the effective time of the Merger, the market value of the HBOC common stock to be received by Company stockholders at the effective time of the proposed Merger would correspondingly decrease or increase.

If for any reason the proposed Merger is terminated, the announcement of such termination may trigger a substantial decrease in the Company's stock price, as reported on the Nasdaq National Market.

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

PART II. OTHER INFORMATION

Item 5. - OTHER INFORMATION

On October 2, 1997 the Company announced that it had signed a definitive agreement to be acquired by HBO & Company ("HBOC"). Upon satisfaction of the closing conditions set forth in the Agreement of Merger dated October 2, 1997 (the "Merger"), the Company will merge into HBOC of Georgia, a wholly-owned subsidiary of HBOC. The stockholders of NHES will receive shares of HBOC common stock in the transaction, and the exchange ratio will be determined by averaging the closing HBOC stock price for a period of 20 trading days ending shortly before the closing of the transaction. If the average price of HBOC common stock is between $35.37 and $43.23, NHES stockholders will receive 0.32 of an HBOC share. If the HBOC common stock average price is above $25.00 up to $35.37, NHES stockholders will receive a fraction of an HBOC share equal to $11.32 per NHES share. If the average price of HBOC common stock during the pricing period is above $43.23, NHES stockholders will receive a fraction of an HBOC share equal to $13.83 per NHES share (all such actions collectively, the "Merger"). All outstanding options to purchase the Company's common stock will be assumed by HBOC, with HBOC common stock substituted for Company common stock pursuant to the exchange ratio applicable to the outstanding common stock. The transaction will be accounted for as a pooling of interests and treated as a tax-free reorganization. The Merger has been approved by the Board of Directors of the Company and HBOC, but is still subject to various conditions, including approval by the Company's stockholders. A proxy statement of the Company and a prospectus of HBOC has been delivered to the stockholders of the Company in connection with the special meeting of stockholders of the Company to vote on the Merger, which is scheduled to be held on December 29, 1997.


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

B.     Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended October 31, 1997.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Health Enhancement Systems, Inc.
(Registrant)

SIGNATURE                   TITLE                           DATE
-------------------------   ----------------------------    --------
/s/ Gregory J. Petras       Chairman and Chief Executive    12-12-97
-------------------------   Officer
Gregory J. Petras

/s/ Earl E. Bray            Chief Financial Officer         12-12-97
-------------------------
Earl E. Bray

                                  EXHIBIT INDEX

           EXHIBIT                               PAGE OR
           NUMBER     DESCRIPTION                METHOD OF FILING
           -------    -----------                ----------------
           27         Financial Data Schedule    Filed Herewith